Form 10-K
period 1993-12-31
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1994-03-31
CIK 37664

The Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Please note that United Telephone Company of Florida's consolidated financial statements included in this Annual Report on Form 10-K reflect a change in accounting principle. Specifically, effective January 1, 1993, United Telephone Company of Florida changed its method of accounting for postretirement benefits by adopting Statement of Financial Accounting Standards No. 106, as described in Note 1 of the "Notes to Consolidated Financial Statements." Except for this change, the consolidated financial statements in the report reflect no changes from the preceding year in accounting principles or practices or in the method of applying any such principles or practices.


Sincerely,


/s/ John I. Lehman
- ----------------------------------
John I. Lehman
Controller
United Telephone Company of Florida