Form 10-Q
period 1994-03-31
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1994-05-16
CIK 37664

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


    Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

  For the quarterly period ended         MARCH 31, 1994

            Commission file number        0-1244


              UNITED TELEPHONE COMPANY OF FLORIDA
     (Exact name of registrant as specified in its charter)


FLORIDA                                           59-0248365
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)


    P. O. BOX 165000, Altamonte Springs, Florida  32716-5000
            (Address of principal executive offices)


                                 (407) 889-6010

      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No

There are 6,500,000 shares of common stock, par value $2.50, outstanding as of the date of filing this report.

                                                              PART I.
                                                              Item 1.
                     UNITED TELEPHONE COMPANY OF FLORIDA
                         CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                               March 31,      December 31,
        ASSETS                                   1994            1993
                                               ---------      ------------
                                              (Unaudited)
CURRENT ASSETS
  Cash                                        $   3,225    $     2,353
  Receivables:
    Interexchange carriers                       39,689         34,919
    Customers and other                          71,254         68,475
    Unbilled toll                                22,279         22,179
    Affiliated companies                          5,703          9,262
    Allowance for uncollectible accounts         (3,211)        (2,857)
    Inventories                                  26,364         22,790
    Prepayments                                   4,645          1,311
    Deferred tax asset                           14,468         10,305
                                                 ------         ------
                                                184,416        168,737



PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                         146,065        146,378
     Telephone network equipment and
      outside plant                           2,102,281      2,087,174
     Other                                      108,652        107,214
     Construction in progress                    35,695         30,195
                                              ---------       --------
                                              2,392,693      2,370,961
     Less accumulated depreciation            1,001,690        978,993
                                              ---------      ---------
                                              1,391,003      1,391,968




DEFERRED CHARGES AND OTHER ASSETS                50,679         51,378




                                          $   1,626,098    $ 1,612,083
                                              =========      =========



                                       1


                                                             PART I.
                                                             Item I.


                                                March 31,        December
LIABILITIES AND STOCKHOLDERS' EQUITY              1994             1993
                                                ---------        --------
                                               (Unaudited)
CURRENT LIABILITIES
     Outstanding checks in excess of cash   $     8,117   $      4,187
     Commercial paper                            35,400         67,210
     Current maturities of long-term debt           278            273
     Accounts payable:
          Interexchange carriers                 54,555         37,926
          Affiliated companies                   26,194         27,032
          Other                                  20,007         19,191
     Advance billings                            15,756         15,429
     Accrued merger and integration cost         14,949         16,074
     Customer deposits                            8,032          7,717
     Accrued interest                             3,827          7,828
     Accrued vacation pay                        12,568         11,592
     Accrued taxes                               34,850         13,763
     Other                                       16,528         11,623
                                                 ------        -------
                                                251,061        239,845

LONG-TERM DEBT                                  391,501        391,525

DEFERRED CREDITS AND OTHER LIABILITIES
     Income taxes                               195,495        194,347
     Investment tax credits                      22,066         22,913
     Other                                       38,766         46,262
                                                -------        -------
                                                256,327        263,522

REDEEMABLE PREFERRED STOCK
     Series 1959, at redemption value               360            360
     Series 1961, at redemption value               126            126
     Series 1966, at redemption value             1,601          1,601
                                                  -----          -----
                                                  2,087          2,087
COMMITMENTS  AND CONTINGENCIES


COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, authorized 16,000,000 shares,
   par value $2.50, issued and outstanding       16,250         16,250
     Capital in excess of par value             166,448        166,448
     Retained earnings                          542,424        532,406
                                                -------       --------
                                                725,122        715,104

                                            $ 1,626,098    $ 1,612,083
                                              =========      =========

See Accompanying Notes to Consolidated Financial Statements

                                    2



                                                                 PART I.
                                                                 Item 1.
                            UNITED TELEPHONE COMPANY OF FLORIDA
                          CONSOLIDATED STATEMENTS OF INCOME
                                  (In Thousands)

                                               Three Months Ended
                                                    March 31,
                                            -------------------------
                                            1994                 1993
                                            ----                 ----
                                                    (Unaudited)
OPERATING REVENUES
     Local service                     $     83,178         $     75,256
     Network access service                  79,237               84,692
     Long distance service                   21,968               22,407
     Miscellaneous                           27,153               23,235
                                            -------              -------
                                            211,536              205,590

OPERATING EXPENSES
     Plant expense                           51,484               59,643

     Depreciation                            38,956               37,052
     Customer operations                     28,083               25,939
     Merger and integration costs                 -               40,000
     Corporate operations                    21,484               17,026
     Other operating expenses                 5,282                4,776
     Taxes:
      Federal income:
        Current                              19,360                6,632
        Deferred                             (2,528)              (5,319)
        Deferred investment tax cre            (704)                (881)
        State, local and miscellaneous        9,026                6,483
                                            -------              -------
                                            170,443              191,351

OPERATING INCOME                             41,093               14,239

INTEREST CHARGES
     Interest on long-term debt               7,790                8,887
     Interest on short-term debt                329                  210
     Other interest                             634                  398
                                              -----                ------
                                              8,753                9,495

OTHER INCOME
     Interest charged to construction           113                  126
     Interest income                             16                    6
                                              -----                ------
                                                129                  132



NET INCOME                             $     32,469         $      4,876
                                             ======                =====



See Accompanying Notes to Consolidated Financial Statements.

                           3
                                                                       PART I.
                                                                       Item 1.
                        UNITED TELEPHONE COMPANY OF FLORIDA
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)


                                                            Three Months Ended
                                                                   March 31,
                                                           ---------------------
                                                           1994             1993
                                                           ----             ----
                                                                (Unaudited)
OPERATING ACTIVITIES
Net income                                        $       32,469      $    4,876
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                          38,956          37,052
    Increase (decrease) in deferred income taxes
      and net investment tax credit                       (4,795)         (6,588)

    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable           (3,736)         (4,352)
     (Increase) decrease in inventory                     (3,574)          1,053
     (Increase) decrease in prepayments                   (3,334)         (1,058)
     Increase (decrease) in accounts payable,
         accrued expenses and other current
         liabilities                                      43,021          43,305
     Noncurrent assets and liabilities                    (5,817)         (3,749)
                                                          -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 93,190          70,539


INVESTING ACTIVITIES
     Additions to property, plant and equipment          (37,500)        (48,419)
     Net salvage from plant and equipment retired           (491)            422
                                                         -------         --------
NET CASH USED BY INVESTING ACTIVITIES                    (37,991)        (47,997)

FINANCING ACTIVITIES
     Principal payments and retirements of
         long-term debt                                      (66)            (64)
     Increase (decrease) in commercial paper
         and advances from parent company                (31,810)            725
     Dividends paid                                      (22,451)        (25,378)
                                                         --------      ----------
NET CASH USED BY FINANCING ACTIVITIES                    (54,327)        (24,717)

INCREASE (DECREASE) IN CASH                                  872          (2,175)

CASH AT BEGINNING OF PERIOD                                2,353           4,926

CASH AT END OF PERIOD                             $        3,225      $    2,751
                                                           =====           =====

See Accompanying Notes to Consolidated Financial Statements.

                                 4


                                                                PART I.
                                                                Item 1.
                        UNITED TELEPHONE COMPANY OF FLORIDA
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1994
                                    (UNAUDITED)



The information contained in this Form 10-Q for the three month periods ended
March 31, 1994 and 1993 reflects all adjustments, consisting only of normal recurring accruals and certain non-recurring accruals (see Note 2), which are, in the opinion of management, necessary for a fair statement of the results of operations for such interim periods.

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements reflect the operations of United Telephone Company of Florida and its wholly-owned subsidiary, United
Telephone Long Distance, Inc., collectively referred to as the "Company."
All significant intercompany transactions have been eliminated.

Certain amounts in the accompanying consolidated financial statements for 1993 have been reclassified to conform to the presentation of amounts in the 1994 consolidated financial statements. These reclassifications had no effect on net income either year.


2.  SPRINT/CENTEL MERGER

Effective March 9, 1993, Sprint consummated its merger with Centel Corporation
(Centel), a telecommunications company with local exchange and cellular/ wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $51 million, of which $40 million was recorded during the first quarter of 1993. Such nonrecurring charges reduced first quarter 1993 net income by approximately $21 million.


3.  EARNINGS PER SHARE

Earnings per share information has been omitted because the Company is a wholly-owned subsidiary of Sprint Corporation (Sprint).




                                                                PART I.
                                                                Item 1.

                          UNITED TELEPHONE COMPANY OF FLORIDA
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1994
                                     (UNAUDITED)




4.  SUPPLEMENTAL CASH FLOWS INFORMATION

The following are the supplemental disclosures required for the Consolidated
Statements of Cash Flows:

                                       Three Months Ended
                                          March 31,
                                      ------------------
                                      1994          1993
                                      ----          ----
Cash paid for:                          (In Thousands)
Interest, net of amounts
     capitalized                     $12,576         $9,717
Income taxes                         $10,709         $6,737


5.  CONTINGENCY

On January 10, 1994, the Company was sent a letter from AT&T claiming that the Company is liable, under certain billing agreements, for the refund of approximately $7 million, plus interest, of gross receipts taxes collected and remitted on behalf of AT&T to the Florida Department of Revenue (DoR). Management cannot predict the ultimate resolution of this but believes it will not result in a material effect on the Company's consolidated financial statements.


6.  SUBSEQUENT EVENT

On April 1, 1994, the Company called for the redemption, prior to scheduled maturity, of its Winter Park 6.50% Series I Bonds, effective May 1, 1994, with principal of $2.5 million and redemption premium of $11,138.


                                                                PART I.
                                                                Item 1.
                         UNITED TELEPHONE COMPANY OF FLORIDA
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1994
                                     (UNAUDITED)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- - -------------------------------

Net cash provided by operating activities increased to $93.2 million for the three months ended March 31, 1994, compared to $70.5 million for the same period in 1993. The increase in cash receipts is primarily due to an increase in income adjusted for depreciation and deferred income taxes, as well as an increase in interexchange carrier payables. These increases were partially offset by cash payments for merger and integration costs in the first quarter of 1994.

Cash used by investing activities decreased to $38.0 million for the three months ended March 31, 1994, compared to $48.0 million for the same period in 1993. This decrease is primarily due to a decrease in additions to property, plant and equipment. The Company continues to expect capital expenditures to be approximately $190 million in 1994.

Cash used by financing activities increased to $54.3 million for the three months ended March 31, 1994, compared to $24.7 million for the same period in 1993. This increase is primarily attributed to a decrease in commercial paper, partially offset by a decrease in dividends paid. The Company has lines of credit of $70 million at March 31, 1994, $34.6 million of which was unused.

On April 1, 1994, the Company called for the redemption, prior to scheduled maturity, of its Winter Park 6.50% Series I Bonds, effective May 1, 1994, with principal of $2.5 million and redemption premium of $11,138.

The Company's ratio of common equity to total capital was 62.8 percent at March 31, 1994, compared to 60.8 percent at December 31, 1993, and 60.0 percent at March 31, 1993. The short-term debt to total capital ratio was
3.1 percent at March 31, 1994, compared to 5.7 percent at December 31, 1993, and 4.6 percent at March 31, 1993.


Sprint/Centel Merger
- - --------------------

Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/ wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. The operations of the merged companies continue to be integrated and restructured to achieve efficiencies which have begun to yield operational synergies and cost savings. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $51 million, of which $40 million was recorded during the the first quarter of 1993. Such nonrecurring charges reduced first quarter 1993 net income by approximately $21.3 million.


Results of Operations
- - ---------------------

Local service revenues are derived from providing telephone exchange services. Increases in revenues of $3.1 million resulted primarily from access line growth of 64,246 or 5.4 percent for the twelve month period ended March
31, 1994. Also contributing were increases in revenue for custom calling features, Centrex and Touch-Tone services. Inside wire maintenance revenue increased due to increased rates effective June 1, 1993, and telephone instrument lease revenue increased due to higher customer demand.

Network access service revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where long distance service is not provided entirely by the Company. Network access revenues decreased primarily due to decreased expenses recovered under the interstate access service price cap agreement with the Federal Communications Commission as well as rate reductions. These decreases are partially offset by increased minutes of use and end user activity.

Miscellaneous revenues include revenues related to directory publishing fees, providing billing and collection services and operator services for interexchange carriers, sales of telecommunication equipment and leasing of network facilities. The increase in miscellaneous revenues is primarily due to increases in directory revenues, direct marketing services, MessageLine revenues, and equipment sales.

Plant expense decreased due to decreases in central office SS7/ExpressTouch related software expenses, a reduction in trouble reports and other planned reductions.

Depreciation expense increased primarily due to an increase in the depreciable asset base from March 31, 1993 to March 31, 1994.

Customer operations expense increased due to increases for marketing and business office operations resulting from higher sales salaries, commissions, and related expenses associated with the marketing of new products and services.

Corporate operations expense increased due to increases in information management systems, and advertising.

Other operating expenses increased primarily due to an increase in the cost of data terminal equipment sales, local area network sales and telephone instrument sales.


Other Matters
- - -------------

Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. The Company's management believes that the Company's operations meet the criteria for the continued application of the provisions of SFAS No. 71. With increasing competition and the changing nature of regulation in the telecommunications industry, the ongoing applicability of SFAS No. 71 must, however, be constantly monitored and evaluated. Should the Company no longer qualify for the application of the provisions of SFAS No. 71 at some future date, the accounting impact could result in the recognition of a material, extraordinary, non-cash charge.

                                                                PART II.

                         UNITED TELEPHONE COMPANY OF FLORIDA
                                     FORM 10-Q
                             QUARTER ENDED MARCH 31, 1994


                                   OTHER INFORMATION


Item 1.     Legal Proceedings

            There were no reportable events during the quarter ended March 31, 1994.

Item 2.     Changes in Securities

            There were no reportable events during the quarter ended March 31, 1994.

Item 3.     Defaults Upon Senior Securities

            There were no reportable events during the quarter ended March 31, 1994.

Item 4.     Submission of Matters to a Vote of Security Holders

            There were no reportable events during the quarter ended March 31, 1994.

Item 5.     Other Information

            The Company's ratios of earnings to fixed charges were 6.26 and
            1.56 for the three months ended March 31, 1994 and 1993, respectively. In the absence of the Company's recognition of $40 million of non-recurring charges related to the Sprint/Centel merger, the ratio of earnings to fixed charges for the first quarter of 1993 would have been 5.62. These ratios have been computed by dividing fixed charges into the sum of (a) net income less capitalized interest included in income, (b) income taxes, and
            (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest factor of operating rents.


Item 6.     Exhibits and Reports on Form 8-K

            (a)  The following exhibit is filed as part of this report:

                 (12) Computation of ratio of earnings to fixed charges.

            (b) No reports on Form 8-K were required to be filed during the quarter ended March 31, 1994.


                     UNITED TELEPHONE COMPANY OF FLORIDA
                                FORM 10-Q
                        QUARTER ENDED MARCH 31, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNITED TELEPHONE COMPANY OF FLORIDA
                                -----------------------------------
                                (Registrant)


Date  May 16, 1994               By /s/ J. I. Lehman
                                    ----------------------
                                    J. I. Lehman
                                    Controller & Chief Accounting Officer