Form 10-Q
period 1994-06-30
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1994-08-11
CIK 37664

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the quarterly period ended         JUNE 30, 1994

  ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the transition period from ______________ to ______________


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


                                                              PART I.
                                                              Item 1.
                UNITED TELEPHONE COMPANY OF FLORIDA
                    CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                              June 30,        December 31,
      ASSETS                                    1994              1993
                                             ----------       ------------
                                            (Unaudited)
CURRENT ASSETS
  Cash                                    $         2,337   $      2,353
  Receivables:
    Interexchange carriers                         37,230         34,919
    Customers and other                            75,283         68,475
    Unbilled toll                                  17,863         22,179
    Affiliated companies                            8,943          9,262
    Allowance for uncollectible accounts           (2,853)        (2,857)
     Inventories                                   27,088         22,790
     Prepayments                                    4,908          1,311
     Deferred tax asset                            16,163         10,305
                                                 --------        -------
                                                  186,962        168,737


PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                              146,559        146,378
  Telephone network equipment and
  outside plant                                 2,123,915      2,087,174
  Other                                           112,410        107,214
  Construction in progress                         51,113         30,195
                                                ---------      ---------
                                                2,433,997      2,370,961
  Less accumulated depreciation                 1,033,334        978,993
                                                ---------      ---------
                                                1,400,663      1,391,968



DEFERRED CHARGES AND OTHER ASSETS                  50,255         51,378
                                                ---------      ---------

                                          $     1,637,880   $  1,612,083
                                                =========      =========

See Accompanying Notes to Consolidated Financial Statements

                                       -1-

                                                               PART I.
                                                               Item 1.

                                              June 30,       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY            1994             1993
                                             ----------      ------------
                                             (Unaudited)
CURRENT LIABILITIES
 Outstanding checks in excess of          $        10,144   $      4,187
    cash balances
 Commercial paper                                  51,000         67,210
 Current maturities of long-term debt                 609            273
 Accounts payable:
      Interexchange carriers                       52,314         37,926
      Affiliated companies                         23,923         27,032
      Other                                        26,374         19,191
  Advance billings                                 16,378         15,429
     Accrued merger and integration costs          12,717         16,074
     Accrued taxes                                 18,942         13,763
     Other                                         51,245         38,760
                                                  -------        -------
                                                  263,646        239,845

LONG-TERM DEBT                                    389,704        391,525

DEFERRED CREDITS AND OTHER LIABILITIES
     Income taxes                                 196,923        194,347
     Investment tax credits                        21,233         22,913
     Other                                         43,173         46,262
                                                  -------        -------
                                                  261,329        263,522

REDEEMABLE PREFERRED STOCK
     Series 1959, at redemption value                 360            360
     Series 1961, at redemption value                 126            126
     Series 1966, at redemption value               1,601          1,601
                                                  -------        -------
                                                    2,087          2,087

COMMITMENTS  AND  CONTINGENCIES

COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, authorized 16,000,000 shares,
   par value $2.50, issued and outstanding         16,250         16,250
  Capital in excess of par value                  166,448        166,448
  Retained earnings                               538,416        532,406
                                                ---------      ---------
                                                  721,114        715,104
                                                ---------      ---------
                                          $     1,637,880   $  1,612,083
                                                =========      =========

See Accompanying Notes to Consolidated Financial Statements.

                                        -2-
                                                                 PART I.
                                                                 Item 1.
                UNITED TELEPHONE COMPANY OF FLORIDA
                 CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)

                                                   Three Months Ended
                                                        June 30,
                                                 ---------------------
                                                 1994            1993
                                                 -----           -----
                                                      (Unaudited)
OPERATING REVENUES
    Local service                         $        83,718   $    75,311
    Network access service                         81,032        75,840
    Long distance service                          20,029        20,984
    Miscellaneous                                  29,652        23,967
                                                  -------       -------
                                                  214,431       196,102

OPERATING EXPENSES
     Plant expense                                 53,866        52,269
     Depreciation                                  42,973        37,629
     Customer operations                           28,101        27,125
     Corporate operations                          20,900        18,089
     Other operating expenses                       7,097         4,811
     Taxes:
         Federal income:
             Current                               16,624         8,748
             Deferred                              (1,285)        3,808
             Deferred investment tax credit          (832)         (864)
         State, local and miscellaneous             8,799         8,454
                                                  -------       -------
                                                  176,243       160,069

OPERATING INCOME                                   38,188        36,033

INTEREST CHARGES
     Interest on long-term debt                     7,760         8,952
     Interest on short-term debt                      156           278
     Other interest                                   630           326
                                                    -----         -----
                                                    8,546         9,556

OTHER INCOME
     Interest charged to construction                151             68
     Interest income                                  25             10
                                                    ----           -----
                                                     176             78

INCOME BEFORE EXTRAORDINARY ITEM                  29,818         26,555

Extraordinary losses on early
  extinguishments of debt, net of
  related income tax benefits of $469                  -           (777)
                                                 --------       ---------

NET INCOME                                $       29,818    $    25,778
                                                  ======         ======

See Accompanying Notes to Consolidated Financial Statements.

                                                                  PART I.
                                                                  Item 1.
                    UNITED TELEPHONE COMPANY OF FLORIDA
                    CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands)

                                                   Six Months Ended
                                                        June 30,
                                                 --------------------
                                                  1994           1993
                                                  ----           ----
                                                      (Unaudited)

OPERATING REVENUES
     Local service                        $      166,896    $    150,567
     Network access service                      160,269         160,172
     Long distance service                        41,997          43,229
     Miscellaneous                                56,805          47,202
                                                 -------         -------
                                                 425,967         401,170

OPERATING EXPENSES
     Plant expense                               105,350         111,912
     Depreciation                                 81,929          74,681
     Customer operations                          56,184          53,064
     Merger and integration costs                  -              40,000
     Corporate operations                         42,384          35,115
     Other operating expenses                     12,379           9,467
     Taxes:
         Federal income:
             Current                              35,984          15,630
             Deferred                             (3,813)         (1,929)
             Deferred investment tax cred         (1,536)         (1,745)
         State, local and miscellaneous           17,825          14,908
                                                  ------          -------
                                                 346,686         351,103

OPERATING INCOME                                  79,281          50,067

INTEREST CHARGES
     Interest on long-term debt                   15,550          17,839
     Interest on short-term debt                     485             488
     Other interest                                1,264             724
                                                  ------          ------
                                                  17,299          19,051

OTHER INCOME
     Interest charged to construction                264             194
     Interest income                                  41              16
                                                  ------           -----
                                                     305             210

INCOME BEFORE EXTRAORDINARY ITEM                  62,287          31,226

Extraordinary losses on early
 extinguishments of debt, net of
 related income tax benefits of $469                  -             (777)
                                                  ------           ------
NET INCOME                                $       62,287    $     30,449
                                                  ======          ======


See Accompanying Notes to Consolidated Financial Statements.

                 UNITED TELEPHONE COMPANY OF FLORIDA
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands)

                                                        Six Months Ended
                                                            June 30,
                                                        -----------------
                                                        1994         1993
                                                        -----        ----
                                                           (Unaudited)

 Net income                                       $    62,287      $ 30,449
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                       81,929        74,681
    Extraordinary losses on early extinquishments
      of debt                                               -         1,246
    Increase (decrease) in deferred income taxes
      and net investment tax credits                   (6,772)       (2,954)
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable        (4,488)        5,191
     (Increase) decrease in inventories                (4,298)        4,219
     (Increase) decrease in prepayments                (3,597)        1,210
     Increase (decrease) in accounts payable,
      accrued expenses and other current liabilities   39,675        24,808
     Noncurrent assets and liabilites, net                (62)       (2,892)
                                                      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES             164,674       135,958

INVESTING ACTIVITIES
     Additions to property, plant and equipment       (89,802)     (104,582)
     Net salvage from plant and equipment retired        (822)       (1,834)
                                                      --------     ---------
NET CASH USED BY INVESTING ACTIVITIES                 (90,624)     (106,416)

FINANCING ACTIVITIES
     Proceeds from long-term borrowings                     -        67,936
     Principal payments and retirements of
        long-term debt                                 (1,579)     (106,890)
     Increase (decrease) in commercial paper
      and advances from parent company                (16,210)       63,825
     Dividends paid                                   (56,277)      (50,756)
                                                      --------     ---------
NET CASH USED BY FINANCING ACTIVITIES                 (74,066)      (25,885)
                                                      --------     ---------
INCREASE (DECREASE) IN CASH                               (16)        3,657


CASH AT BEGINNING OF PERIOD                             2,353         4,926
                                                      --------     ---------
CASH AT END OF PERIOD                              $    2,337      $  8,583
                                                        =====         =====

See Accompanying Notes to Consolidated Financial Statements.

                                                                PART I.
                                                                Item 1.
                   UNITED TELEPHONE COMPANY OF FLORIDA
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1994
                                (UNAUDITED)



The information contained in this Form 10-Q for the three and six month periods ended June 30, 1994 and 1993 reflects all adjustments, consisting only of normal recurring accruals and certain non-recurring accruals (see Note 3), which are, in the opinion of management, necessary for a fair statement of the results of operations for such interim periods.

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements reflect the operations of United Telephone Company of Florida and its wholly-owned subsidiary, United Telephone Long Distance, Inc., collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

Certain amounts in the accompanying consolidated financial statements for 1993 have been reclassified to conform to the presentation of amounts in the 1994 consolidated financial statements. These reclassifications had no effect on net income in either year.

2. EARNINGS PER SHARE

Earnings per share information has been omitted because the Company is a wholly-owned subsidiary of Sprint Corporation (Sprint).


3. SPRINT/CENTEL MERGER

Effective March 9, 1993, Sprint Corporation (Sprint) consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $51 million, of which $40 million was recorded during the first half of 1993. Such nonrecurring charges reduced net income for the first half of 1993 by approximately $21 million.

                                                             PART I.
                                                             Item 1.
                    UNITED TELEPHONE COMPANY OF FLORIDA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1994
                                (UNAUDITED)




4.  SUPPLEMENTAL CASH FLOWS INFORMATION

The following are the supplemental disclosures required for the Consolidated Statements of Cash Flows:

                                       Six Months Ended
                                           June 30,
                                      -----------------
                                      1994          1993
                                      ----          ----
                                        (In Thousands)
Cash paid for:

 Interest, net of amounts          $17,381          $18,969
   capitalized
 Income taxes                      $52,603          $25,447


5.  CONTINGENCY

On January 10, 1994, the Company was sent a letter from AT&T claiming that the Company is liable, under certain billing agreements, for the refund of approximately $7 million, plus interest, of gross receipts taxes collected and remitted on behalf of AT&T to the Florida Department of Revenue. The Company is contesting this claim. Management cannot predict the ultimate resolution of this but believes it will not result in a material effect on the Company's consolidated financial statements.

                                                           PART I.
                                                           Item 2.

                    UNITED TELEPHONE COMPANY OF FLORIDA
                                 FORM 10-Q
                               JUNE 30, 1994



Regulatory Issues
- - -----------------

The Company entered into a stipulation with the Florida Public Service Commission (FPSC) in June 1994, whereby the Company's intrastate rates were reduced by $17.6 million on an annual basis beginning July 1, 1994. Approximately $10 million of the rate reductions are in intrastate access elements and are intended to bring the intrastate access rates more in line with interstate rates and another $5 million are a reduction in intraLATA toll rates. In addition, the Company agreed to record approximately $2.1 million in additional intrastate depreciation which has been recognized in the second quarter. The Company's allowed intrastate return on equity was capped at 13.0% for 1994 with any earnings in excess of 13.0% to be deferred to 1995 when, absent further commission action, the maximum allowed return reverts to 13.5%.


Sprint/Centel Merger
- - --------------------

Effective March 9, 1993, Sprint Corporation (Sprint) consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. The operations of the merged companies continue to be integrated and restructured to achieve efficiencies which have begun to yield operational synergies and cost savings. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $51 million, of which $40 million was recorded during the first half of 1993. Such nonrecurring charges reduced net income for the first half of 1993 by approximately $21.3 million.

                                                                PART I.
                                                                Item 2.

                    UNITED TELEPHONE COMPANY OF FLORIDA
                                FORM 10-Q
                              JUNE 30, 1994


Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- - -------------------------------

Net cash provided by operating activities increased to $164.7 million for the six months ended June 30, 1994, compared to $136.0 million for the same period in 1993. The increase in cash receipts is primarily due to improved operating results and an increase in payables and accrued expenses in the current period.

Cash used by investing activities decreased to $90.6 million for the six months ended June 30, 1994, compared to $106.4 million for the same period in 1993. This is due to a decrease in additions to property, plant and equipment. The Company expects capital expenditures to be approximately $178 million in 1994.

Cash used by financing activities increased to $74.1 million for the six months ended 1994, compared to $25.9 million for the same period in 1993. This increase is primarily attributed to decreases in 1994 in commercial paper and proceeds received in the 1993 period from long-term borrowings, partially offset by a decrease in retirements of long-term debt. The Company has lines of credit of $70.0 million at June 30, 1994, $19.0 million of which were unused.

On May 1, 1994, the Company redeemed, prior to scheduled maturity, its Winter Park 6.50% Series I Bonds for $2.5 million, including principal and redemption premium.

The Company's ratio of common equity to total capital was 61.9 percent at June 30, 1994, compared to 60.8 percent at December 31, 1993, and 58.7 percent at June 30, 1993. The short-term debt to total capital ratio was
4.4 percent at June 30, 1994, compared to 5.7 percent at December 31, 1993, and 9.9 percent at June 30, 1993.
                                       -9-

Results of Operations
- - ---------------------

Local service revenues are derived from providing telephone exchange services. Local service revenues increased $8.4 million and $16.3 million for the three and six months ended June 30, 1994, respectively, primarily due to access line growth. Also contributing were increases in revenue for custom calling features, Centrex and Touch-Tone services. Inside wire maintenance revenue increased due to increased rates effective June 1, 1993, and telephone instrument lease revenue increased due to higher customer demand.

Network access service revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where long distance service is not provided entirely by the Company. Network access revenues increased
$5.2 million for the three month period ended June 30, 1994, primarily due to increased minutes of use. These increases were partially offset by rate reductions and decreased expense recovery under the interstate access service price cap agreement with the Federal Communications Commission. Network access revenues were relatively unchanged for the six month period ended June 30, 1994, primarily due to decreased expense recovery under the interstate price cap agreement and a reduction of rates, offset by increased minutes of use.

Long distance revenues are derived principally from providing long distance services within designated areas. Revenues decreased $955,000 and $1.2 million for the three and six months ended June 30, 1994, respectively, due to the Company's exit from the intraLATA toll private line pool effective June, 1993.

Miscellaneous revenues include revenues related to directory publishing fees, the provision of billing and collection services and operator services for interexchange carriers, sales of telecommunication equipment and leasing of network facilities. The increases in miscellaneous revenues of $5.7 million and $9.6 million for the three and six months ended June 30, 1994, respectively, were primarily due to increases in directory revenues. Collection of customer late payment charges, direct marketing services, MessageLine revenues, and equipment sales also contributed to the increase in miscellaneous revenues.

Plant expenses increased $1.6 million for the three month period due to an increase in access line movement. Plant expense decreased $6.6 million for the six months ended June 30, 1994 due to decreases in central office related software expenses, a reduction in repair activity and other planned reductions.

Depreciation expense increased $5.3 million and $7.2 million for the three and six months ended June 30, 1994, respectively, primarily due to an increase in the depreciable asset base and an FPSC approved depreciation adjustment which increased expense by $2.8 million.

                    UNITED TELEPHONE COMPANY OF FLORIDA
                                FORM 10-Q
                              JUNE 30, 1994


Results of Operations (Continued)
- - ---------------------------------

Customer operations expense increased $976,000 and $3.1 million for the three and six months ended June 30, 1994, respectively, due to increases for marketing and business office operations resulting from higher salaries, commissions, and related expenses associated with the marketing of new products and services.

Corporate operations expense increased $2.8 million and $7.3 million for the three and six months ended June 30, 1994, respectively, due to increases in information management systems and advertising costs.

Other operating expenses increased $2.3 million and $2.9 million for the three and six months ended June 30, 1994, respectively, primarily due to an increase in the cost of sales of data terminal equipment, local area network and telephone instruments.


Other Matters
- - -------------

Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. The Company's management believes that the Company's operations meet the criteria for the continued application of the provisions of SFAS No. 71. With increasing competition and the changing nature of regulation in the telecommunications industry, the ongoing applicability of SFAS No. 71 must, however, be constantly monitored and evaluated. Should the Company no longer qualify for the application of the provisions of SFAS No. 71 at some future date, the accounting impact could result in the recognition of a material, extraordinary, non-cash charge.

                                                                   PART II.


                       UNITED TELEPHONE COMPANY OF FLORIDA
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1994



OTHER INFORMATION


Item 1.    Legal Proceedings

           There were no reportable events during the quarter ended
           June 30, 1994.

Item 2.    Changes in Securities

           There were no reportable events during the quarter ended
           June 30, 1994.

Item 3.    Defaults Upon Senior Securities

           There were no reportable events during the quarter ended
           June 30, 1994.

Item 4.    Submission of Matters to a Vote of Security Holders

           There were no reportable events during the quarter ended
           June 30, 1994.

Item 5.    Other Information

           The Company's ratios of earnings to fixed charges were 5.11 and 4.83 for the three months ended June 30, 1994 and 1993, respectively. The ratios of earnings to fixed charges were
           5.64 and 3.24 for the six months ended June 30, 1994 and 1993, respectively. In the absence of the Company's recognition of $40 million of nonrecurring charges related to the Sprint/Centel merger, the ratio of earnings to fixed charges would have been
           4.94 for the six months ended June 1993. These ratios have been computed by dividing fixed charges into the sum of (a) income before extraordinary item less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest factor of operating rents.


Item 6.    Exhibits and Reports on Form 8-K

           (a) The following exhibit is filed as part of this report:

               (12) Computation of ratio of earnings to fixed charges.

           (b) No reports on Form 8-K were required to be filed during the quarter ended June 30, 1994.

                UNITED TELEPHONE COMPANY OF FLORIDA
                            FORM 10-Q
                   QUARTER ENDED JUNE 30, 1994





                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED TELEPHONE COMPANY OF FLORIDA
                                      -----------------------------------

                                      (Registrant)



Date  August 11, 1994                 By /s/ J. I. Lehman
      ---------------                    ---------------------------------
                                         J.I. Lehman
                                         Contoller & Chief Accounting Officer