Form 10-Q
period 1994-09-30
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1994-11-14
CIK 37664

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C. 20549

                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

For the quarterly period ended   SEPTEMBER 30, 1994
                                 ------------------
                         OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the transition period  from __________ to __________


     Commission file number         0-1244
                                    ------
UNITED TELEPHONE COMPANY OF FLORIDA
- -----------------------------------
(Exact name of registrant as specified in its charter)

FLORIDA                                       59-0248365
- ---------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

P. O. BOX 165000, Altamonte Springs, Florida  32716-5000
- --------------------------------------------------------
(Address of principal executive offices)


(407) 889-6010
- --------------
(Registrant's telephone number, including area code)

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

                                                              PART I.
                                                              Item 1.
                 UNITED TELEPHONE COMPANY OF FLORIDA
                      CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS)


                                        September 30,     December 31,
        ASSETS                              1994              1993
                                        ------------      ------------
                                         (Unaudited)
CURRENT ASSETS
  Cash                              $         3,493      $      2,353
  Receivables:
   Interexchange carriers                    34,256            34,919
   Customers and other                       76,410            68,475
   Unbilled toll                             19,064            22,179
   Affiliated companies                       8,185             9,262
   Allowance for uncollectible accounts      (3,043)           (2,857)
  Inventories                                27,403            22,790
  Prepayments                                 5,116             1,311
  Deferred tax asset                         15,138            10,305
                                            -------           -------
                                            186,022           168,737


PROPERTY, PLANT AND EQUIPMENT
 Land and buildings                         148,351           146,378
 Telephone network equipment and
   outside plant                          2,145,502         2,087,174
 Other                                      121,695           107,214
 Construction in progress                    52,960            30,195
                                          ---------         ---------
                                          2,468,508         2,370,961
 Less accumulated depreciation            1,061,318           978,993
                                          ---------         ---------
                                          1,407,190         1,391,968



DEFERRED CHARGES AND OTHER ASSETS            49,470            51,378

                                          ---------         ---------
                                       $  1,642,682      $  1,612,083
                                          =========         =========



See Accompanying Condensed Notes to Consolidated Financial Statements.




                                                                 PART I.
                                                                 Item 1.

                                           September 30,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1994                1993
- ------------------------------------       ------------       ------------
                                           (Unaudited)




CURRENT LIABILITIES
  Outstanding checks in excess of cash
    balances                            $        9,193    $      4,187
  Commercial paper                              75,815          67,210
  Current maturities of long-term debt           4,267             273
  Accounts payable:
    Interexchange carriers                      50,486          37,926
    Affiliated companies                        32,594          27,032
    Other                                       22,925          19,191
  Advance billings                              15,642          15,429
  Accrued merger and integration costs          11,789          16,074
  Accrued taxes                                 23,697          13,763
  Other                                         40,281          38,760
                                               -------         -------
                                               286,689         239,845

LONG-TERM DEBT                                 389,217         391,525

DEFERRED CREDITS AND OTHER LIABILITIES
  Income taxes                                 196,068         194,347
  Investment tax credits                        20,427          22,913
  Other                                         43,290          46,262
                                               -------         -------
                                               259,785         263,522

REDEEMABLE PREFERRED STOCK
  Series 1959, at redemption value                 340             360
  Series 1961, at redemption value                 108             126
  Series 1966, at redemption value               1,531           1,601
                                                 -----           -----
                                                 1,979           2,087

COMMITMENTS  AND  CONTINGENCIES

COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, authorized 16,000,000 shares,
    par value $2.50, issued and outstanding     16,250          16,250
  Capital in excess of par value               166,448         166,448
  Retained earnings                            522,314         532,406
                                               -------         -------
                                               705,012         715,104

                                             ---------       ---------
                                        $    1,642,682    $  1,612,083
                                             =========       =========


See Accompanying Condensed Notes to Consolidated Financial Statements.




                                                               PART I.
                                                               Item 1.
                    UNITED TELEPHONE COMPANY OF FLORIDA
                     CONSOLIDATED STATEMENTS OF INCOME
                              (In Thousands)

                                               Three Months Ended
                                                  September 30,
                                      -----------------------------------
                                           1994                   1993
                                      ----------               ----------
                                                    (Unaudited)
OPERATING REVENUES
  Local service                      $     85,727         $     77,548
  Network access service                   74,916               73,329
  Long distance service                    19,486               19,828
  Miscellaneous                            31,312               22,942
                                          -------              -------
                                          211,441              193,647

OPERATING EXPENSES
  Plant expense                           60,733               52,581
  Depreciation                            40,851               37,917
  Customer operations                     30,999               29,352
  Merger and integration costs                 -               13,000
  Corporate operations                    21,467               20,411
  Other operating expenses                 8,339                3,611
  Taxes:
    Federal income:
      Current                             12,008                8,229
      Deferred                              (987)              (1,204)
      Deferred investment tax
         credits, net                       (807)                (874)
      State, local and miscellaneous       8,044                7,326
                                          -------              -------
                                          180,647              170,349
                                          -------              -------

OPERATING INCOME                           30,794               23,298

INTEREST CHARGES
  Interest on long-term debt                7,726                8,354
  Interest on short-term debt                 400                  350
  Other interest                              849                   29
                                            -----                -----
                                            8,975                8,733

OTHER INCOME
  Interest charged to construction            202                   76
  Interest income                              16                  154
                                            -----                -----
                                              218                  230
                                            -----                -----


NET INCOME                           $     22,037         $     14,795
                                           ======               ======

See Accompanying Condensed Notes to Consolidated Financial Statements.


                                                             PART I.
                                                             Item 1.
                      UNITED TELEPHONE COMPANY OF FLORIDA
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)


                                         Nine Months Ended
                                            September 30,
                                   --------------------------------
                                         1994                 1993
                                   -----------          -----------
                                              (Unaudited)
OPERATING REVENUES
  Local service                    $    252,623         $    228,115
  Network access service                235,185              233,501
  Long distance service                  61,861               63,057
  Miscellaneous                          86,485               70,144
                                        -------              -------
                                        636,154              594,817

OPERATING EXPENSES
  Plant expense                         166,083              164,493
  Depreciation                          122,780              112,598
  Customer operations                    87,183               82,416
  Merger and integration costs                -               53,000
  Corporate operations                   63,851               55,526
  Other operating expenses               19,233               13,078
  Taxes:
    Federal income:
      Current                            47,944               19,254
      Deferred                           (4,800)               1,472
      Deferred investment tax
        credit, net                      (2,343)              (2,619)
      State, local and miscellaneous     25,860               22,234
                                        -------              -------
                                        525,791              521,452

OPERATING INCOME                        110,363               73,365

INTEREST CHARGES
  Interest on long-term debt             23,276               26,193
  Interest on short-term debt               885                  838
  Other interest                          2,113                  753
                                         ------               ------
                                         26,274               27,784

OTHER INCOME
  Interest charged to construction          466                  270
  Interest income                            57                  170
                                          -----               ------
                                            523                  440

INCOME BEFORE EXTRAORDINARY ITEM         84,612               46,021

Extraordinary losses on early
 extinguishments of debt, net of related
 income tax benefits of $468                  -                 (777)

NET INCOME                         $     84,612         $     45,244
                                         ======               ======

See Accompanying Condensed Notes to Consolidated Financial Statements.


                                                                   PART I.
                                                                   Item 1.
                     UNITED TELEPHONE COMPANY OF FLORIDA
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                     Nine Months Ended
                                                       September 30,
                                                 ------------------------
                                                   1994              1993
                                                 -------           ------
                                                         (Unaudited)
OPERATING ACTIVITIES
 Net income                                     $    84,612      $   45,244
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                     122,780         112,598
   Extraordinary losses on early extinquishment
      of debt                                             -           1,245
   Increase (decrease) in deferred income taxes
      and net investment tax credits                 (8,376)          5,625
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable     (2,894)          1,138
      (Increase) decrease in inventories             (4,613)          1,731
      (Increase) decrease in prepayments             (3,805)          1,676
      Increase (decrease) in accounts payable,
        accrued expenses and other current
          liabilities                                34,245          30,452
   Noncurrent assets and liabilites, net              1,855            (829)
                                                    -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES           223,804         198,880

INVESTING ACTIVITIES
   Additions to property, plant and equipment      (136,603)       (150,902)
   Net salvage from plant and equipment retired      (1,399)            306
                                                   ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES              (138,002)       (150,596)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                  4,418         201,932
  Principal payments and retirements of
    long-term debt                                   (2,873)       (170,894)
  Increase (decrease) in commercial paper
    and advances from parent company                  8,605         (22,288)
  Dividends paid                                    (94,704)        (50,784)
  Redemption of preferred stock                        (108)           (107)
  Other                                                   -          (8,459)
                                                    --------        --------
NET CASH USED BY FINANCING ACTIVITIES               (84,662)        (50,600)
                                                    --------        --------

INCREASE (DECREASE) IN CASH                           1,140          (2,316)

CASH AT BEGINNING OF PERIOD                           2,353           4,926
                                                    --------        --------

CASH AT END OF PERIOD                           $     3,493      $    2,610
                                                      =====           =====


See Accompanying Condensed Notes to Consolidated Financial Statements.

                                         -5-

                                                                    PART I.
                                                                    Item 1.
                    UNITED TELEPHONE COMPANY OF FLORIDA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1994
                                (UNAUDITED)



The information contained in this Form 10-Q for the three and nine-month interim periods ended September 30, 1994 and 1993 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring and certain nonrecurring accruals (see
Note 3), to present fairly the consolidated financial position, results of operations and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1994.

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

3.  SPRINT/CENTEL MERGER

Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular/wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas and Nevada. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges recorded by the Company for the three and nine months ended September 30, 1993, was $13.0 million and $53.0 million, respectively, which reduced net income by approximately $6.8 million and $28.5 million, respectively.

                                                                    PART I.
                                                                    Item 1.
                    UNITED TELEPHONE COMPANY OF FLORIDA
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1994
                                (UNAUDITED)


4.  SUPPLEMENTAL CASH FLOWS INFORMATION

  The following are the supplemental disclosures required for the Consolidated Statements of Cash Flows:

                                        Nine Months Ended
                                          September 30,
                                      _____________________
                                      1994            1993
                                      ----            ----
                                         (In Thousands)

               Cash paid for:
               Interest, net of
                  capitalized         $29,338         $29,694                                $29,338
               Income taxes           $67,629         $29,782


5. CONTINGENCY

On January 10, 1994, the Company was sent a letter from AT&T claiming that the Company is liable, under certain billing agreements, for the refund of approximately $7 million, plus interest, of gross receipts taxes collected and remitted on behalf of AT&T to the Florida Department of Revenue. The Company is contesting this claim. Management cannot predict the ultimate resolution of this claim but believes it will not result in a material effect on the Company's consolidated financial statements.

                                                                 PART I.
                                                                 Item 2.

                    UNITED TELEPHONE COMPANY OF FLORIDA
                                 FORM 10-Q
                             SEPTEMBER 30, 1994



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Issues
- -----------------

The Company entered into a stipulation with the Florida Public Service Commission (FPSC) in June 1994, whereby the Company's intrastate rates were reduced by $17.6 million on an annual basis beginning July 1, 1994. Approximately $10 million of the rate reduction is in intrastate access elements and is intended to bring the intrastate access rates more in line with interstate rates. Another $5 million of the rate reduction is in intraLATA toll rates. In addition, the Company agreed to record approximately $2.1 million in additional intrastate depreciation which was recognized in the second quarter. The Company's allowed intrastate return on equity was capped at 13.0 percent for 1994 with any earnings in excess of 13.0 percent to be deferred to 1995 when, absent further commission action, the maximum allowed return reverts to 13.5 percent.

On November 2, 1994 the Company filed with the FPSC for additional intrastate rate reductions with an effective date of January 1, 1995. The total proposed revenue reduction is projected to be $10.6 million in 1995, $9 million of which is in switched access charge reductions and the remainder in cellular interconnection usage rates and intraLATA toll rates. It is anticipated that the FPSC will approve the requested rate reductions.

                    UNITED TELEPHONE COMPANY OF FLORIDA
                                 FORM 10-Q
                             SEPTEMBER 30, 1994


Liquidity and Capital Resources
- -------------------------------

Net cash provided by operating activities increased to $223.8 million for the nine months ended September 30, 1994, compared to $198.9 million for the same period in 1993. The increase in cash receipts is primarily due to improved operating results in the current period partially offset by increased accounts receivable, inventories and prepayments.

Cash used by investing activities decreased to $138.0 million for the nine months ended September 30, 1994, compared to $150.6 million for the same period in 1993. This is due to a decrease in additions to property, plant and equipment. The Company expects capital expenditures to be approximately $178 million in 1994.

Cash used by financing activities increased to $84.7 million for the nine months ended 1994, compared to $50.6 million for the same period in 1993. This increase is primarily attributed to increases in dividends paid.
At September 30, 1994, the Company had fully utilized its lines of credit which were temporarily increased to cover the cash requirements for the third quarter. In October the available lines of credit reverted back to a level of $70 million.

The Company's ratio of common equity to total capital was 59.9 percent at September 30, 1994, compared to 60.8 percent at December 31, 1993, and 60.2 percent at September 30, 1993. The short-term debt to total capital ratio was 6.4 percent at September 30, 1994, compared to 5.7 percent at December 31, 1993, and 2.5 percent at September 30, 1993.

                                                                    PART I.
                                                                    Item 2.
                    UNITED TELEPHONE COMPANY OF FLORIDA
                                 FORM 10-Q
                            SEPTEMBER 30, 1994


Results of Operations
- ---------------------

Local service revenues are derived from providing telephone exchange services. Local service revenues increased $8.2 million and $24.5 million for the three and nine months ended September 30, 1994, respectively, primarily due to access line growth. Also contributing were increases in revenue for custom calling features, Centrex and Touch-Tone services. Inside wire maintenance revenue increased due to increased rates effective July 1, 1994, and telephone instrument lease revenue increased due to higher customer demand.

Network access service revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where long distance service is not provided entirely by the Company. Network access revenues increased $1.6 and $1.7 million for the three and nine months ended September 30, 1994, respectively, primarily due to increased minutes of use, partially offset by rate reductions that went into effect July 1, 1994.

Long distance revenues are derived principally from providing long distance services within designated areas. Revenues decreased $342,000 and $1.2 million for the three and nine months ended September 30, 1994, respectively. Rate reductions effective July 1, 1994, were primarily responsible for these decreases, while the Company's exit from the intraLATA toll private line pool effective June, 1993, also contributed to the decrease for the nine months ended period. These decreases were partially offset by increased message volumes.

Miscellaneous revenues include revenues related to directory publishing fees, the provision of billing and collection services and operator services for interexchange carriers, sales of telecommunication equipment and leasing of network facilities. The increases in miscellaneous revenues of $8.4 million and $16.3 million for the three and nine months ended September 30, 1994, respectively, were primarily due to increases in equipment sales, direct marketing services and directory revenues. MessageLine revenues also contributed to the increases in miscellaneous revenues.

Plant expenses increased $8.2 million and $1.6 million for the three and nine months ended September 30, 1994, respectively, due to increased access line movement and to increased repairs of cable and wire and building maintenance required as a result of inclement weather experienced in the
central and northern portions of the state.   Additionally, the level of
central office software expense increased $2.3 million and decreased $1.5 million for the three and nine months ended September 30, 1994, respectively.

Depreciation expense increased $2.9 million and $10.2 million for the three and nine months ended September 30, 1994, respectively, primarily due to an increase in the depreciable asset base and an FPSC approved depreciation adjustment which increased expense by $2.8 million.

                                                                    PART I.
                                                                    Item 2.
                    UNITED TELEPHONE COMPANY OF FLORIDA
                                 FORM 10-Q
                            SEPTEMBER 30, 1994



Results of Operations  (Continued)
- ----------------------------------

Customer operations expense increased $1.6 million and $4.8 million for the three and nine months ended September 30, 1994, respectively, due to increases for marketing and business office operations resulting from higher salaries, commissions, and related expenses associated with the marketing of new products and services.

Corporate operations expense increased $1.1 million and $8.3 million for the three and nine months ended September 30, 1994, respectively, due to increases in information management systems, advertising costs and postemployment and postretirement benefits.

Other operating expenses increased $4.7 million and $6.2 million for the three and nine months ended September 30, 1994, respectively, primarily due to an increase in the cost of sales of data terminal equipment, local area network installation and telephone instruments consistent with higher sales of these products.

Other Matters
- -------------

Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to Statement of Financial
Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. The Company currently believes that its operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framwork is changing and the level of competition is increasing. Accordingly, the Company constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the liklihood that prices which provide for the recovery of specific costs can continue to be charged to customers. In the event the Company determines that its operations no longer qualify for the application of the provisions of SFAS No. 71, the Company would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities, resulting in the recognition of a material, extraordinary, noncash charge, the amount of which is not known at the present time.

                                                                 PART II.

                    UNITED TELEPHONE COMPANY OF FLORIDA
                                 FORM 10-Q
                      QUARTER ENDED SEPTEMBER 30, 1994

                             OTHER INFORMATION


Item 1.   Legal Proceedings

          There were no reportable events during the quarter ended September 30, 1994.

Item 2.   Changes in Securities

          There were no reportable events during the quarter ended September 30, 1994.

Item 3.   Defaults Upon Senior Securities

          There were no reportable events during the quarter ended September 30, 1994.

Item 4.   Submission of Matters to a Vote of Security Holders

          There were no reportable events during the quarter ended September 30, 1994.

Item 5.   Other Information

          The Company's ratios of  earnings to fixed charges were  4.46 and
          3.42 for the three months ended September 30, 1994 and 1993, respectively. The ratios of earnings to fixed charges were 5.61 and 3.30 for the nine months ended September 30, 1994 and 1993, respectively. In the absence of the Company's recognition of $13 million and $53 million of nonrecurring charges related to the Sprint/Centel merger recorded during the three and nine months ended September 30, 1993, respectively, the ratios of earnings to fixed charges would have been 4.60 and 4.83, respectively. These ratios have been computed by dividing fixed charges into the sum of (a) income before extraordinary item less capitalized interest included in income, (b) income taxes, and (c) fixed charges. Fixed charges consist of interest on all indebtedness (including amortization of debt issuance expenses) and the interest factor of operating rents.


Item 6.   Exhibits and Reports on Form 8-K


          (a)  The following exhibit is filed as part of this report:

             (12) Computation of ratio of earnings to fixed charges.

          (b) No reports on Form 8-K were required to be filed during the quarter ended September 30, 1994.

                    UNITED TELEPHONE COMPANY OF FLORIDA
                                 FORM 10-Q
                        QUARTER ENDED JUNE 30, 1994

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED TELEPHONE COMPANY OF FLORIDA
                                        -----------------------------------
                                        (Registrant)

Date  November 14, 1994                  By /s/ J. I. Lehman
      -----------------                     ----------------
                                            J.I. Lehman
                                            Controller & Chief
                                            Accounting Officer