Form 10-K
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1995-03-31
CIK 37664

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

          [X] Annual Report Pursuant to section 13 or 15(d) of the
                       securities exchange act of 1934

           For the fiscal year ended December 31, 1994

                                   OR

        [  ] Transition report prusuant to section 13 or 15(d) of
                     the securities exchange act of 1934


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

Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

None

Securities subject to Section 15(d) of the Act:

                     Title of each class
                     -------------------
                     First Mortgage Bonds

6 1/4% due May 15, 2003            9 1/4% due September 15, 2019
7 1/4% due December 1, 2004        7 1/8% due July 15, 2023
6 7/8% due July 15, 2013           8 3/8% due January 15, 2025

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The redeemable, voting preferred stock outstanding as of the date of filing of this report is not actively traded; therefore, no market value is available. There is no common stock held by non-affiliates.

There are 6,500,000 shares of common stock outstanding at the end of the fiscal year and as of the date of filing of this report.


Item 1.   Business
          --------
United Telephone Company of Florida (the Company) is a subsidiary of Sprint Corporation (Sprint). The principal executive offices of the Company are located at 555 Lake Border Drive, Apopka, Florida 32703.

The Company was formed as the result of a combination effective December 31, 1982, pursuant to an Agreement and Plan of Merger, in which the Company's affiliates, the former United Telephone Company of Florida, The Winter Park Telephone Company and Orange City Telephone Company, Incorporated were merged into Florida Telephone Corporation (FTC). As the surviving corporation, FTC, which had been incorporated under the laws of the State of Florida on September 29, 1925, amended its articles of incorporation to provide for a change of corporate name to United Telephone Company of Florida.

The Company is engaged in the business of furnishing communication services, principally local, network access and long distance services, serving approximately 1,134,000 customers in all or part of 24 Florida counties, comprising some 30 percent of the state's total area. The Company's current estimate of population within its service areas is 2.4 million as compared to census counts of approximately 1.8 million in 1990,
1.0 million in 1980 and 600,000 in 1970.

The Company  had 6,005 employees  at December 31,  1994, of which  2,727 or
45.4 percent are represented by either the Communications Workers of America or the International Brotherhood of Electrical Workers for
collective bargaining purposes. Of the 6,005 employees, 1,418 are dedicated to serving Central Telephone Company of Florida, an affiliated company which reimburses the Company for the related employee costs.

In addition to furnishing local service, the Company's central offices and toll lines are connected with other telephone companies and with the nationwide toll networks of interexchange carriers (IXCs) for the provision of message toll service and other long distance services. Toll calls may thus be made to any telephone in the United States and most other countries. Other telecommunications services, for the most part furnished in conjunction with other telephone companies, include facilities for private line service, data transmission and wide area toll service (WATS).

Revenues from communication services constituted 86.1 percent of the operating revenues of the Company in 1994. The remaining 13.9 percent was derived largely from directory operations, equipment sales, facilities leases and billing and collection services provided to IXCs. A significant portion of the Company's network access revenue is derived from network access billings to AT&T Corp. (AT&T). However, the Company does not believe its revenues are dependent upon AT&T, as customers' demand for interLATA long distance telephone service is not tied to any one long distance carrier. As the market share of AT&T's long distance competitors increases, the percent of revenues derived from network access services provided to AT&T decreases.

During the five years ended December 31, 1994, the compounded annual growth rate in access lines served was 5.1 percent.

                                    I-1

                    UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART I


Item 1.   Business (continued)


The following table summarizes access lines in service at the end of each of the last five years together with the number of access minutes of use for each of those years:

              (Expressed in thousands, except percentages)

              Access Lines Served
              ------------------     Percent    Access Minutes   Percent
  Year  Residence  Business   Total  Increase      of Use        Increase
  ------ ---------  --------   -----  --------   --------------   --------
  1994     964       326      1,290    5.5        5,425,072        10.7
  1993     920       303      1,223    5.3        4,898,573         5.6
  1992     882       279      1,161    4.4        4,639,061         6.4
  1991     849       263      1,112    4.3        4,360,713         6.6
  1990     819       247      1,066    6.0        4,089,885        12.3

In  1987 the Company formed United Telephone  Long Distance, Inc. (UTLD), a
Florida  corporation, and  in 1988  the Florida  Public Service  Commission
(FPSC)  granted  UTLD's  request  for  certification  as  an  interexchange
carrier.   UTLD resells WATS service as interLATA message telephone service from exchanges within the Company's service area.

Effective  January 1,  1991,  the Federal  Communications Commission  (FCC)
adopted a price cap regulatory format for  the Bell Operating Companies and
the  GTE local exchange companies.   Other local  exchange companies (LECs)
could volunteer to become subject to the price cap regulation.  Under price caps,  prices for  access  service must  be  adjusted annually  to  reflect industry  average productivity gains  (as specified by  the FCC), inflation
and certain allowed  cost changes.   The Company elected  to be subject  to
price cap regulation,  and under the form of the  plan adopted, the Company has an  opportunity  to earn  up  to a  15.25  percent rate  of  return  on investment on its interstate operations.  The FCC is conducting a scheduled review of all aspects of  the price cap plan  and is expected to  implement changes  in 1995.  Without further action by the FCC, the current price cap plan will expire in 1995 and will be replaced by rate of return regulation.
It is expected that the FCC will act and that there will not be a return to rate of return regulation.

In June 1994, the Company entered  into a stipulation with the FPSC whereby the Company's intrastate  rates were reduced by $17.6 million  on an annual
basis beginning  July  1, 1994.   Approximately  $9.9 million  of the  rate
reduction was  in intrastate access elements and  was intended to bring the intrastate  access rates more in line with interstate rates.  Approximately
$5.0 million  of the rate reduction  was in intraLATA toll  rates, and $2.7
million  in local  service revenue.   In  addition, the  Company agreed  to
record additional  depreciation of $2.8 million  ($2.1 million intrastate),
which  was recognized  in  the  second  quarter.    The  Company's  allowed
intrastate return  on equity was capped  at 13.0 percent for  1994 with any earnings in  excess of  13.0 percent  to be deferred  to 1995  when, absent further commission action, the upper range of the allowed return reverts to
13.5 percent.
                                    I-2

                    UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART I

Item 1.   Business (continued)
          --------------------

In  November 1994, in compliance  with FPSC regulations,  the Company filed its triennial depreciation study seeking an increase in annual depreciation expense of approximately $16.3 million effective January 1,  1995.  In this filing the Company  sought shorter service lives to  recognize obsolescence caused  by emerging technologies required to meet customer demands for more sophisticated voice  and data  facilities.  On  January 17, 1995,  the FPSC allowed  the Company  to implement,  on a  preliminary basis,  the proposed rates,  reduced by  a one-time  depreciation charge  of $3.2  million ($2.4 million  intrastate) to  be  recorded in  1994, which  served to  bring the
Company's 1994 intrastate return on equity below the 13.0 percent cap noted
above.  On March 1, 1995, the Office of Public Counsel filed a petition for a hearing in protest of the  FPSC's approval of the early implementation of
the  depreciation rates.    A final  ruling on  depreciation  rates is  not
expected until late 1995 or early 1996.

On  December 1,  1994,  the FPSC  approved  the Company's  proposal,  filed
November 2, 1994,  for additional rate reductions with an effective date of
January 1, 1995.   The total proposed revenue reduction  is projected to be
$10.6  million in 1995,  $9 million of  which is in  switched access charge reductions and the  remainder in cellular  interconnection usage rates  and
intraLATA toll rates.

The potential for more  direct competition with the Company  is increasing.
Many states, including Florida, allow  competitive entry into the intraLATA
long-distance  service  market.   State  regulators  are also  increasingly
confronted  with requests to permit resale of local exchange services, with such resale now existing  in a number of states in which  other Sprint LECs
offer  local  communications  services,  including   Pennsylvania,  Kansas,
Illinois and Missouri.

At the interstate level, the FCC has revised its rules to permit connection of  customer-owned coin telephones to  the local network,  exposing LECs to
direct  coin telephone  competition.   Additionally, the  FCC has  assisted
Competitive Access  Providers (CAPs)  in providing access  to interexchange carriers and end  users by mandating  that all Tier  1 LECs, including  the
Company,  allow virtual colocation of CAP equipment in LEC central offices.

The extent  and ultimate  impact of competition  for LECs will  continue to depend,  to a  considerable degree,  on FCC  and state  regulatory actions, court decisions  and possible  federal and  state legislation. The  Clinton
Administration has  indicated that  it supports legislation  which promotes
local  telephone competition.    Although federal  legislation designed  to
stimulate local  competition between  local exchange service  providers and cable  programming service  providers in  both markets has  been introduced several  times in recent years,  bills have yet to  be reported out of both
the House of Representatives and the Senate in a session.   Legislation has
been introduced in  Congress in 1995.   While both major  political parties
are  predicting that legislation will be passed, such predictions have been proven to be inaccurate in the recent past.

                                    I-3

                    UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART I

Item 1.  Business (continued)
         --------------------
The  Company's environmental  compliance and  remediation expenditures  are primarily  related to  the operation  of standby  power generators  for its
telecommunications equipment.   The  expenditures arise in  connection with
permits,  standards  compliance or  occasional  remediation,  which may  be
associated with generators,  batteries or  fuel storage.   The Company  has
been  designated  a potentially  responsible party  at  a site  relating to
landfill   contamination.     The   Company's  expenditures   relating   to
environmental compliance  and remediation  have  not been  material to  the financial  statements or  to  the operations  of  the Company  and are  not expected to have any future material effects.

Item 2.   Properties
          ----------
The  properties of  the Company  consist principally  of  land, structures,
facilities and  equipment.   Substantially all  of the  telephone property,
plant and  equipment is subject to the liens of the indentures securing the
Company's  first mortgage debt.   Of the Company's  investment in telephone
plant  in service  as  of  December 31,  1994,  cable  and wire  facilities
represented  approximately   50  percent  of  the   total;  central  office
equipment, 37 percent; land and buildings, 6 percent; telephone instruments and certain related equipment installed on subscriber premises,  2 percent;
and, other telephone plant, 5 percent.



The following table sets forth the gross property additions and the retirements or sales of property during each of the five years in the period ended December 31, 1994:

                              Gross Property     Retirements
                                Additions        or Sales
                              --------------     -----------
                                 (In Thousands)
                 1994        $   177,828        $  71,194
                 1993            185,002           62,599
                 1992            184,692           72,947
                 1991            175,215          124,551
                 1990            198,900           97,730

Item 3.   Legal Proceedings
          -----------------
No material legal proceedings are pending to which the Company or its subsidiary is a party or of which any of their property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
No matter was submitted to a vote of security holders during the fourth quarter of 1994.
                                    I-4


                       UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters

All of the common stock of the Company is owned by Sprint and consequently is not traded.

Item 6.   Selected Financial Data

                                 Year Ended December 31,
                       ---------------------------------------------------
                       1994      1993        1992       1991      1990
                       ----      -----       ----       ----      ----
                                 (In Thousands of Dollars)
Operating          $  865,198    $802,368    $760,905   $733,539   $716,249
Revenues
Net Income (1)(2)     110,033      77,321      97,621     92,781    102,414

Total Assets        1,665,294   1,612,083   1,540,694  1,502,006  1,508,223
Long-Term Debt
(excluding current
  maturities)
and Redeemable        441,474     393,612     402,377    424,410    429,026
Preferred Stock
Stock
Access Lines
Served per
Employee (3)           281.4       261.4       243.9      237.9      225.2


(1)   The years 1994, 1993, and 1992 include  extraordinary losses on early
      extinguishments    of debt.    The  effects of  such  losses  were to
      decrease  net income by  $215,000, $1.4 million,  and $1.5 million in
      1994, 1993, and 1992, respectively.

(2) During 1993, nonrecurring charges of $51 million were recorded related to Sprint's merger with Centel Corporation, which reduced income by approximately $31 million.

(3)   Effective January  1,  1994, and  as a  result  of the  Sprint/Centel
      merger, employees  of   an  affiliate, Central  Telephone Company  of
      Florida, are, for payroll processing and benefit purposes, considered employees of the Company. The access lines served per employee at the end of 1994 exclude the 1,418 employees  dedicated to serving Central
      Telephone Company of Florida.


Earnings and dividends per common share information has been omitted because all of the common stock of the Company is owned by Sprint.

                    UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's financial well-being plays a vital role in its efforts to provide efficient, responsive, state-of-the-art communication services to the rapidly growing Florida market amid the uncertainties created by potential deregulation. In order to meet the challenges of this dynamic environment, the Company continues to seek ways to speed capital recovery and increase organizational efficiency through careful control of construction expenditures, increased depreciation of telephone plant and automation and consolidation of functions. Concurrently, efforts have been undertaken to aggressively implement new technologies, including enhanced digital switching, fiber optics and pair gain devices that offer expanded services at reduced costs.

Sprint/Centel Merger
--------------------

Effective March 9, 1993, Sprint consummated its merger with Centel Corporation, a telecommunications company with local exchange and cellular and wireless communications services operations (see Note 9 of Notes to Consolidated Financial Statements for additional information). The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company was $51 million, which reduced 1993 net income by approximately $31 million.

Liquidity and Capital Resources
-------------------------------
The ability to generate cash from operations is a good measure of liquidity for the Company. The Company does not require large sums of working capital because cash inflows are relatively stable due to the stability in demand for telephone services.

As detailed in the Consolidated Statements of Cash Flows, the Company had net cash provided by its operating activities of $294 million, $254 million and $262 million in 1994, 1993 and 1992, respectively. The increase in operating cash flows in 1994 is primarily due to an increase in operating income adjusted for depreciation as well as an increase in accounts payable, partially offset by an increase in accounts receivable.

The  Company has  large  capital  requirements  because  of  its  need  for substantial amounts of plant and equipment to provide communications services to customers. The Company's planned construction expenditures for modernization and growth in 1995 are approximately $182 million, of which $79 million is for central office equipment, $78 million for cable and wire facilities, $17 million for general support assets and $8 million for other telecommunications assets. Actual expenditures were $178 million in 1994 and $185 million in both 1993 and 1992.

                    UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity and Capital Resources (continued)
-------------------------------------------

Because the Company is capital intensive, external financing is sometimes required to supplement cash provided by operations. The primary source of external financing has been through the issuance of debt. During the year, the Company redeemed, prior to scheduled maturity, $2.5 million of its Winter Park 6.50 percent Series I Bonds, and $20.5 million of its 9.25 percent Series CC Bonds. The Company issued $70 million of 8.38 percent Series HH bonds on January 15, 1995. Long-term debt is further detailed in
Note 4 of Notes to the Consolidated Financial Statements.

The average short-term debt outstanding was $39 million during 1994, $35 million during 1993 and $20 million during 1992. Short-term debt, consisting primarily of commercial paper and advances from Sprint, decreased by $27 million in 1994 and increased $16 million in 1993 and $29 million in 1992. The decrease in short-term debt in 1994 resulted from a reclassification of a portion of the balance to long-term debt due to the issuance in January 1995 of Series HH 8.38 percent First Mortgage Bonds for $70 million. The proceeds of this issuance were used to reduce short-term debt (see Note 4 of Notes to the Consolidated Financial Statements).

The Company anticipates that substantially all of the cash required in 1995 for its construction program, principal payments and retirement of long term debt, and preferred stock redemption will be provided by operating activities. If additional funds are required during 1995, it is expected that they will be raised through the issuance of commercial paper and bank borrowings. The Company maintains bank lines of credit sufficient to support outstanding commercial paper and bank borrowings and anticipates no difficulty in meeting potential external financing requirements in this manner during 1995. The Company had lines of credit totaling $120 million at December 31, 1994, of which $10.2 million was unused. As a result of the $70 million issuance of Series HH First Mortgage Bonds and the resulting decrease in short-term debt, on February 9, 1995, the Company's lines of credit were reduced to $105 million.

At year end, the Company's ratio of common equity to total capital was 58.8 percent in 1994 and 60.8 percent in both 1993 and 1992. The ratio of short-term debt to total capital was 3.4 percent in 1994, 5.7 percent in 1993 and 4.5 percent in 1992.

                   UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Financial Condition
-------------------

The Company's consolidated assets totaled $1.7 billion at December 31, 1994
compared  to  $1.6  billion at  December  31,  1993.   Accounts  receivable
increased $29.9 million as of December 31, 1994 generally due to an increase in consolidated net operating revenues and the timing of sales
activities and cash  collections.   Property, plant and  equipment, net  of
accumulated depreciation, increased $9.6 million from 1993 to 1994 due to increased capital expenditures to enhance and upgrade the Company's
network,  to   expand  service  capabilities  and   increase  productivity.
Accounts payable increased $45.5 million from 1993 to 1994 primarily due to an increase in operating expenses and the timing of cash disbursements. Long-term debt increased $48.0 million from 1993 to 1994 primarily resulting from reclassification of a portion of short-term debt to long-term due to the January 1995 issuance of Series HH First Mortgage Bonds (see Note 4 of Notes to the Consolidated Financial Statements for
additional information). Postretirement and other benefit obligations in-creased $29.1 million from 1993 to 1004, of which $18.7 million is due to
the  Company's  assumption  of  Central  Telephone  Company   of  Florida's,
an affiliate Company postretirement benefits obligation (see Note 2 to the Consolidated Financial Statements for additional information).

Results of Operations
---------------------

Local service revenues are derived from providing telephone exchange services. Local service revenues increased in 1994 and 1993 primarily due to increases in basic area service revenues reflecting access line growth of approximately 67,000 or 5.5 percent and 62,000 or 5.3 percent, respectively. Also contributing to the increases in both 1994 and 1993 were increases in revenue for custom calling features, Centrex and Touch-Tone services. Inside wire maintenance revenue increased due to increased rates effective July 1, 1994, and telephone lease revenue increased due to higher customer demand.

Network access service revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where long distance service is not provided entirely by the Company. Network access service revenues increased $11.4 million in 1994 compared to 1993 primarily due to increased minutes of use and customer activity net of rate reductions which went into effect July 1, 1994. Network access revenues decreased slightly in 1993 compared to 1992 due to decreases in transitional support payments received from the National Exchange Carrier Association and decreased interstate rates.

Long distance service revenues are derived principally from providing long distance services within designated areas. Revenues decreased in 1994 primarily due to rate reductions effective July 1, 1994 and the Company's exit from the intraLATA toll private line pool in June 1993. The 1993 decrease in long distance service revenues is due to lower message volumes over 1992 as well as reduced toll private line revenue associated with the Company's exit from the pool.
                                    II-4


                    UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations (continued)
---------------------------------

Miscellaneous revenues include revenues related to directory publishing fees, providing billing and collection services and operator services for interexchange carriers, sales of telecommunications equipment and leasing of network facilities. Miscellaneous revenues increased in 1994 and 1993 primarily due to an increase in directory revenues and increases in demand for PBX, key systems, data equipment, messageline and telephone instruments.

Plant expense increased in 1994 primarily due to increased access line movement and increased repairs of cable and wire and building maintenance required as a result of inclement weather. In 1993 plant expense decreased primarily due to reduced central office SS7/ExpressTouch related expenses compared to the level of such costs in 1992.

Depreciation expense increased $19 million for the twelve months ended December 31, 1994 due in part to asset base growth between 1993 and 1994. Also contributing to this increase were one-time depreciation charges in the amount of $6.0 million approved by the FPSC during 1994. Depreciation expense decreased in 1993 primarily due to a change in depreciation rates which went into effect on July 1, 1992.

Customer operations expense increased in 1994 and 1993 primarily due to increases in sales salaries, commissions and related expenses associated with the marketing of new products and services.

Corporate operations expense increased in 1994 and 1993 primarily due to increases in the cost of information management systems. Increases in 1993 are also attributed to increases in advertising.

Other operating expenses increased in 1994 and 1993 primarily due to the cost of goods related to equipment sales due to a higher demand for PBXs, key systems, and telephone instruments.

Nonoperating Items
------------------

The decrease in interest charges in 1994 and 1993 was primarily due to the lower interest rate on long term debt that was refinanced during 1994, 1993 and 1992.

The   Company  incurred   extraordinary  charges   related  to   the  early
extinguishments of debt of $215,000, $1.4 million and $1.5 million, net of related income tax benefits, in 1994, 1993, and 1992, respectively.

Effects of Inflation

The effects of inflation on the operations of the Company were not significant during 1994, 1993 or 1992.

                    UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Accounting Developments
-----------------------

Effective Janaury 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 2 of Notes to Consolidated Financial Statements for additional information).

Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those which might be utilized by non-regulated enterprises. The Company currently believes its operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framework is changing and the level and types of competition are increasing. Accordingly, the Company constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers.

In the event the Company determines that its operations no longer qualify for the application of the provisions of SFAS No. 71, the Company would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities. The resulting material, noncash charge would be recorded as an extraordinary item. (See Note 7 of Notes to Consolidated Financial Statements for information regarding the primary components and estimated amounts of regulatory assets and liabilities as of December 31, 1994.)

                    UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART II


Item 8.  Financial Statements and Supplementary Data


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         Pages
                                                         -----
 Report of Independent Auditors                            II-8

Consolidated Balance Sheets
  as of December 31, 1994 and 1993                     II-9 - II-10

Consolidated Statements of Income
  for each of the three years ended December 31, 1994       II-11

Consolidated Statements of Retained Earnings
  for each of the three years ended December 31, 1994       II-12

Consolidated Statements of Cash Flows
  for each of the three years ended December 31, 1994       II-13

Notes to Consolidated Financial Statements              II-14 - II-32


                    UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART II


                       REPORT OF INDEPENDENT AUDITORS



The Board of Directors
United Telephone Company of Florida



We have audited the accompanying consolidated balance sheets of United Telephone Company of Florida, a wholly-owned subsidiary of Sprint Corporation, as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Telephone Company of Florida at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in  Note 2  to the consolidated  financial statements,  United
Telephone  Company  of  Florida  changed  its  method   of  accounting  for
postretirement benefits in 1993.




                                                          ERNST & YOUNG LLP

Kansas City, Missouri
January 25, 1995

                                    II-8
                                                               PART II.
                                                                Item 8.
                    UNITED TELEPHONE COMPANY OF FLORIDA
                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1994 and 1993
                                (In Thousands)


        ASSETS                                   1994              1993
                                                 ----              ----
CURRENT ASSETS
  Cash                                   $      9,473      $      2,353
  Receivables:
    Interexchange carriers                     36,993            34,919
    Customers and other                        78,805            68,475
    Unbilled toll                              22,597            22,179
    Affiliated companies                       26,844             9,262
    Allowance for uncollectible account        (3,318)           (2,857)
  Inventories                                  27,426            22,790
  Prepayments                                   6,158             1,311
  Deferred tax asset                            8,801            10,305
                                              -------           -------
                                              213,779           168,737



PROPERTY, PLANT AND EQUIPMENT
  Land and buildings                          149,033           146,377
  Telephone network equipment and outside   2,160,156         2,085,478
  Other                                       127,453           108,911
  Construction in progress                     40,954            30,195
                                            ---------         ---------
                                            2,477,596         2,370,961
  Less accumulated depreciation             1,076,007           978,993
                                            ---------         ---------
                                            1,401,589         1,391,968



DEFERRED CHARGES AND OTHER ASSETS              49,926            51,378


                                            ---------         ---------
                                         $  1,665,294      $  1,612,083
                                            =========         =========

        See Accompanying Notes to Consolidated Fianancial Statements

                                                              PART II.
                                                               Item 8.




LIABILITIES AND STOCKHOLDERS' EQUITY             1994              1993
                                                 ----              ----
CURRENT LIABILITIES
 Outstanding checks in excess of cash
   balances                                 $   3,215      $      4,187
 Commercial paper                              39,809            67,210
 Current maturities of long-term debt           4,467               273
 Accounts payable:
   Interexchange carriers                      56,170            37,926
   Affiliated companies                        39,816            27,032
   Other                                       33,616            19,191
 Advance billings                              15,883            15,429
 Accrued merger and integration costs           6,373            16,074
 Customer deposits                              7,414             7,717
 Accrued interest                               7,514             7,828
 Accrued vacation pay                          15,382            11,592
 Accrued taxes                                  4,350            13,763
 Other                                         16,352            11,623
                                              -------            -------
                                              250,361            239,845

LONG-TERM DEBT                                439,495            391,525

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                    196,139            194,347
     Deferred investment tax credits           19,636             22,913
     Postretirement and other benefit
       obligations                             46,712             17,572
     Regulatory liability                      11,143             14,505
     Other                                      6,471             14,185
                                              -------           --------
                                              280,101            263,522

REDEEMABLE PREFERRED STOCK
  Series 1959, at redemption value                340                360
  Series 1961, at redemption value                108                126
  Series 1966, at redemption value              1,531              1,601
                                                -----              -----
                                                1,979              2,087

COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
  Common stock, authorized 16,000,000 shares,
    par value $2.50, issued and outstanding    16,250             16,250
     Capital in excess of par value           166,448            166,448
     Retained earnings                        510,660            532,406
                                          -----------         ----------
                                              693,358            715,104
                                          -----------         ----------
                                         $  1,665,294      $   1,612,083
                                            =========          =========

       See Accompanying Notes to Consolidated Financial Statements.

                               II-10
                                                                PART II.
                                                                Item 8.
                  UNITED TELEPHONE COMPANY OF FLORIDA
                    CONSOLIDATED STATEMENTS OF INCOME
              YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                               (In Thousands)


                                         1994           1993          1992
                                         ----           ----          ----
OPERATING REVENUES
  Local service                      $  340,887      $ 309,310    $  279,161
  Network access service                320,586        309,221       309,759
  Long distance service                  83,112         84,217        90,041
  Miscellaneous                         120,613         99,620        81,944
                                        -------        -------        ------
                                        865,198        802,368       760,905

OPERATING EXPENSES
  Plant expense                         232,302        215,009       222,356
  Depreciation                          169,326        150,233       161,471
  Customer operations                   118,383        110,385        91,359
  Corporate operations                   83,876         75,224        68,220
  Merger and integration costs                -         51,080             -
  Other operating expenses               26,023         19,944         8,154
  Taxes:
    Federal income:
      Current                            58,933         38,536        38,242
      Deferred                               28          1,011         8,293
      Deferred investment                (3,134)        (3,471)       (4,142)
   State, local and miscellaneous        34,356         30,168        31,233
                                         ------         ------        ------
                                        720,093        688,119       625,186

OPERATING INCOME                        145,105        114,249       135,719

INTEREST CHARGES
  Interest on long-term debt             30,897         34,363        36,232
  Interest on short-term debt             1,718          1,101           281
  Other interest                          2,865            924         1,428
                                          -----          -----         ------
                                         35,480         36,388         37,941

OTHER INCOME
  Interest charged to construction          561            369          1,154
  Interest income                            62            512            186
                                          -----           ----          -----
                                            623            881          1,340

INCOME BEFORE EXTRAORDINARY ITEM        110,248         78,742         99,118

Extraordinary charges on early
 extinguishments of debt, net of
 related income tax benefits              (215)         (1,421)        (1,497)
                                        -------         -------        -------

NET INCOME                          $  110,033        $ 77,321       $ 97,621
                                       =======          ======         ======

                  See Accompanying Notes to Consolidated Financial Statements.

                   UNITED TELEPHONE COMPANY OF FLORIDA              PART II.
               CONSOLIDATED STATEMENTS OF RETAINED EARNING           Item 8.
              YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                             (In Thousands)

                                        1994           1993          1992
                                        ----           ----          ----
Balance at beginning of year        $  532,406    $  520,895   $    503,866

Net income                             110,033        77,321         97,621

Cash dividends:
     Common stock                     (131,675)      (65,700)       (79,625)
     Preferred stock                      (104)         (110)          (675)

Early retirement of preferred stock          -             -           (292)
                                       -------       --------      --------

Balance at end of year            $    510,660    $  532,406  $     520,895
                                       =======       =======        =======

                  See Accompanying Notes to Consolidated Financial Statements.

                     UNITED TELEPHONE COMPANY OF FLORIDA            PART II.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS             Item 1.
                YEARS ENDED DECEMBER 31, 1994, 1993 and 1992
                           (In Thousands)

                                              1994           1993        1992
                                              ----           ----        ----
OPERATING ACTIVITIES
Net income                                 $ 110,033    $   77,321  $   97,621
Adjustments to reconcile net income
to net cash provided by operating
 activities:
 Depreciation                                169,326       150,233     161,471
 Extraordinary charges on early
 extinguishments of debt                         349         2,294       2,400
 Increase (decrease) in deferred
  income taxes and net investment
   tax credit                                 (1,708)        (396)       8,094
 Changes in operating assets
  and liabilities:
  Increase in accounts receivable             (29,943)      (12,622)    (3,459)
 Increase in inventories                      (4,636)       (1,061)       (161)
(Increase) decrease in prepayments            (4,847)        1,459      (1,109)
 Increase in accounts payable,
  accrued expenses and other                   33,723       23,395       2,253
 Increase (decrease) in noncurrent assets
  and liabilities, net                         20,668       12,372      (5,782)
 Other, net                                       843          883         671
                                             --------      -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES     293,808      253,878     261,999

INVESTING ACTIVITIES
Additions to property, plant and equipment   (177,828)    (185,002)   (184,692)
Net salvage from plant and equipment ret       (1,119)        (876)      3,839
                                              ---------    --------  ---------
NET CASH USED BY INVESTING ACTIVITIES        (178,947)    (185,878)   (180,853)

FINANCING ACTIVITIES
Proceeds from long-term borrowings             70,000      202,772      49,423
Principal payments and retirements of long-
 term debt                                    (18,315)    (211,984)    (68,189)
Increase (decrease) in short-term borrowings  (27,401)      15,510      29,470
Redemption of preferred stock                    (108)        (107)     (7,724)
Premiums on early redemption of long-term debt   (138)      (9,011)     (2,069)
Dividends paid                               (131,779)     (65,810)    (80,300)
Additions to unamortized debt expense               -       (1,943)       (552)
                                            ---------     --------    --------
NET CASH USED BY FINANCING ACTIVITIES       (107,741)      (70,573)    (79,941)

INCREASE (DECREASE) IN CASH                    7,120        (2,573)     1,205

CASH AT BEGINNING OF YEAR                      2,353          4,926      3,721
                                               -----          -----      -----
CASH AT END OF YEAR                         $  9,473       $  2,353    $ 4,926
                                               =====          =====      =====


                See Accompanying Notes to Consolidated Financial Statements.

                     UNITIED TELEPHONE COMPANY OF FLORIDA
                  NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                              DECEMBER 31, 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of United Telephone Company of Florida is presented to assist in understanding the accompanying consolidated financial statements. The consolidated financial statements and notes are representations of management, which is responsible for their integrity and objectivity. These accounting policies conform with generally accepted accounting principles and reflect practices appropriate to the industry in which United Telephone Company of Florida operates.

Basis of Presentation
---------------------
The accompanying consolidated financial statements include the accounts of United Telephone Company of Florida and its wholly-owned subsidiary, United Telephone Long Distance, Inc., collectively referred to as the "Company." All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Sprint Corporation (Sprint); accordingly, earnings per share information has been omitted.

Certain amounts in the accompanying consolidated financial statements for 1993 and 1992 have been reclassified to conform to the presentation of amounts in the 1994 consolidated financial statements. These reclassifications had no effect on net income in either year.

Operations
----------
The company is engaged in the business of providing communication services, principally local, network access and long distance services in Florida. The Company accounts for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" which requires the accounting recognition of the rate actions of regulators where appropriate. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise.

Cash
----
As part of its cash management program, the Company utilizes controlled disbursement banking arrangements. Outstanding checks in excess of cash balances are reflected as a current liability on the balance sheet. The company had sufficient funds available to fund these outstanding checks when they were presented for payment.


                    UNITIED TELEPHONE COMPANY OF FLORIDA
               NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                           DECEMBER 31, 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Inventories
-----------
Inventories consist of materials and supplies stated at average cost and equipment held for resale stated at the lower of average cost or market. The sales inventory balances were $11,494,000 and $11,379,000 at December 31, 1994 and 1993, respectively.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are recorded at cost. Retirements of depreciable property are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

Depreciation
------------
Depreciation expense  is computed on  a straight-line basis  over estimated
useful  lives as prescribed  by regulatory commissions.   Depreciation rate
and recovery schedule changes granted by the Florida Public Service Commission (FPSC) resulted in a decrease of depreciation expense in 1993 of $9.3 million and an increase of $13.6 million in 1992. After the related effects on revenues and income taxes, the 1993 rate change increased net income by $4.9 million and the 1992 rate change decreased net income by
$7.1  million.  In 1994,  the FPSC  ordered  the   Company  to  record two
nonrecurring  charges  to depreciation expense totaling  $6 million.   After
the related effects on revenues  and income taxes,  these one-time charges
reduced net income by $2.7 million in  1994.   Average  annual  composite
depreciation rates, excluding the nonrecurring charges, were 6.8 percent for 1994, 6.7 percent for 1993 and 7.6 percent for 1992.

Income Taxes
------------
Operations of the Company are included in the consolidated federal income tax returns of Sprint. Federal income tax is calculated by the Company on the basis of its filing a separate return.

Investment tax credits (ITC) have been deferred and are being amortized over the useful life of the related property.

                    UNITIED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                             DECEMBER 31, 1994

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Interest Charged to Construction
--------------------------------
In accordance with the Uniform System of Accounts, as prescribed by the Federal Communications Commission (FCC), interest has been capitalized on those telephone plant construction projects for which the estimated construction period exceeds one year. In May 1994, the FPSC staff, citing the immateriality of such interest due to reductions in long-term construction projects in the telecommunications industry, filed comments with the FCC supporting the elimination of interest charged to construction. In addition, the FPSC directed several Florida LECs, the Company included, to cease recognizing interest charged to construction effective November 1, 1994.

2.  EMPLOYEE BENEFITS PLANS

Effective January 1, 1994, as a result of the Sprint/Centel merger, employees of Central Telephone Company of Florida, an affiliate, are considered employees of the Company. As a result, the Company has assumed the liability for postretirement benefits in the amount of $16.2 million in addition to prepaid pension costs of $2.5 million related to Central Telephone Company of Florida's active employees and retirees.

Defined Benefit Pension Plan
----------------------------
Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan. For participants of the plan represented by collective bargaining units, benefits are based upon schedules of defined amounts as negotiated by the respective parties. For participants not covered by collective bargaining agreements, the plan provides pension benefits based upon years of service and participants' compensation.

The Company's policy is to make contributions to the plan each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1994, the plan's assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

                     UNITIED TELEPHONE COMPANY OF FLORIDA
                 NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                            DECEMBER 31, 1994

2.  EMPLOYEE BENEFIT PLANS (continued)

Defined Benefit Pension Plan (continued)
----------------------------------------

The components of  the net pension credits  and related assumptions  are as follows (in thousands):
                                         1994      1993      1992
                                         ----      ----      ----
Service cost - benefits            $   7,520    $ 6,011   $  5,080
 earned during the period
Interest cost on projected
 benefit obligation                   18,499     12,324     11,490
Actual return on plan assets            (176)   (35,481)   (13,133)
Net amortization and deferral        (29,481)     8,715     (9,435)
                                     --------    -------    -------
Net pension credit                 $  (3,638)  $ (8,431) $  (5,998)
                                      =======    =======    =======
Discount rate                          7.50%       8.00%      8.50%
Expected long-term rate of
return on plan assets                  9.50%       9.50%      8.25%
Anticipated composite rate
of future increases in
 compensation                          4.50%       5.50%      6.33%

In addition, the Company recognized pension curtailment gains of $115,000 during 1993 as a result of the merger/integration and restructuring actions as discussed in Note 9.
                                       II-17

                   UNITIED TELEPHONE COMPANY OF FLORIDA
                NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                            DECEMBER 31, 1994

2.  EMPLOYEE BENEFIT PLANS (continued)

Defined Benefit Pension Plan (continued)


The funded status and amounts recognized in the consolidated balance sheets for the plan, as of December 31, are as follows (in thousands):

                                                    1994         1993
                                                    ----         ----
Actuarial present value of pension obligations:
Vested benefit obligation                       $(204,891)   $ (151,220)
                                                 =========     =========
Accumulated benefit obligation                  $(221,888)   $ (172,642)
                                                 =========     =========
Projected benefit obligation                   $ (234,607)   $ (184,643)

Plan assets at fair value                         316,249       290,557
                                                  -------      -------
Plan assets in excess of the
projected benefit obligation                       81,642       105,914
Unrecognized net gains                            (35,597)      (41,400)
Unrecognized prior service cost                    20,165         1,369
Unamortized portion of trasitional asset          (35,717)      (36,540)
                                                 --------      --------
Prepaid pension cost                           $   30,493    $   29,343
                                                   ======        ======

The projected benefit obligations as of December 31, 1994 and 1993 were determined using discount rates of 8.5 percent and 7.5 percent, respectively, and anticipated composite rates of future increases in compensation of 5.0 percent and 4.5 percent, respectively.

                            UNITIED TELEPHONE COMPANY OF FLORIDA
                       NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                                   DECEMBER 31, 1994

2.  EMPLOYEE BENEFIT PLANS (continued)

Defined Contribution Plans
--------------------------
Sprint sponsors three defined contribution employee savings plans covering substantially all employees of the Company. Participants may contribute portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by the Company based upon defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by the Company. For these participants, the Company provides matching contributions equal to 50 percent of participants' contributions up to 6 percent of their base compensation and may, at the discretion of Sprint's Board of Directors, provide additional matching contributions based upon the performance of Sprint's common stock price in comparison to other telecommunications companies. The Company's matching contributions aggregated approximately $5,300,000 in 1994, $3,800,000 in 1993 and $2,800,000 in 1992.


Postretirement Benefits
-----------------------
Sprint sponsors postretirement benefits (principally health care benefits) arrangements covering substantially all employees of the Company. Employees who retired from the Company before specified dates are eligible for these postretirement benefits at a very limited cost to the retirees. Employees retiring after specified dates are eligible for these benefits on a shared cost basis. The Company funds the accrued costs as benefits are paid.

Effective January 1, 1993, the Company changed its method of accounting for postretirement benefits by adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As permitted by SFAS No. 106, the Company elected to recognize the obligation for postretirement benefits already earned by its current retirees and active work force as of January 1, 1993, by amortizing such obligation on a straight-line basis over a period of twenty years. For regulatory purposes, the FCC and the FPSC permit recognition of net postretirement benefit cost, including amortization of the transition obligation, in accordance with SFAS No. 106.

                   UNITIED TELEPHONE COMPANY OF FLORIDA
              NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                         DECEMBER 31, 1994

2.  EMPLOYEE BENEFIT PLANS (continued)

Postretirement Benefits (continued)
-----------------------------------
During 1992, the costs of providing postretirement benefits to the Company's retirees were expensed as such costs were paid.

The components of the 1994 and 1993 net postretirement benefits cost are as follows (in thousands):
                                                     1994       1993
                                                     ----       ----
Service cost - benefits earned during the period   $ 3,233     $ 2,207
Interest on accumulated benefit                      9,039       7,579
Amortization of transition                           5,452       4,854
Net amortization and deferral                       (1,057)        _
                                                   -------     -------
Net postretirement benefits cost                   $ 16,667    $ 14,640
                                                     ======      ======

For measurement purposes, weighted average annual health care cost trend rates of 12 percent and 13 percent were assumed for 1994 and 1993, respectively, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a 1 percent annual increase in the assumed trend rate would have increased the 1994 net postretirement benefits cost by approximately $3,800,000. The discount rates for 1994 and 1993 were 7.5 percent and 8.0 percent, respectively.

In addition, the Company recognized postretirement benefits curtailment losses of $5,632,000 during 1993 as a result of the integration actions as discussed in Note 9.

The cost of providing postretirement benefits was approximately $2,500,000 in 1992.

                        UNITIED TELEPHONE COMPANY OF FLORIDA
                     NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                               DECEMBER 31, 1994


2.  EMPLOYEE BENEFIT PLANS (continued)

Postretirement Benefits (continued)
-----------------------------------

The amounts recognized in the consolidated balance sheets as of December 31 are as follows (in thousands):
                                                          1994         1993
                                                          ----         -----
Accumulated postretirement benefits obligations
  Retirees                                           $   51,697    $  44,634
  Active plan participants - fully eligible              20,148       18,512
  Active plan participants - other                       38,315       24,458
                                                         ------       ------
                                                        110,160       87,604
Unrecognized net gains                                   35,080       21,735
Unrecognized transition obligation                      (98,528)     (91,980)
                                                        --------     --------
Accrued postretirement benefits                      $   46,712     $ 17,359
                                                         ======       ======

The accumulated benefits obligations as of December 31, 1994 and 1993 were determined using discount rates of 8.5 percent and 7.5 percent, respectively. An annual health care cost trend rate of 12 percent was assumed for 1995, gradually decreasing to 6 percent by 2001 and remaining constant thereafter. The effect of a 1 percent annual increase in the assumed health care cost trend rate would have increased the accumulated benefits obligation as of December 31, 1994 by approximately $13,300,000.

Postemployment Benefits
-----------------------
Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Upon adoption, the Company recognized certain previously unrecorded obligations for benefits being provided to former or inactive employees and their dependents, after employment but before retirement. The resulting charge did not significantly impact the Company's 1994 net income. Such postemployment benefits offered by the Company include severance, disability and workers compensation benefits, including the continuation of other benefits such as health care and life insurance coverage.

                    UNITIED TELEPHONE COMPANY OF FLORIDA
                NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                            DECEMBER 31, 1994


3.  INCOME TAXES

The components of  federal and state income tax expense  are as follows (in thousands):
                                    1994        1993        1992
                                    ----        ----        ----
   Federal Income Tax
    Current                       $58,933     $38,536     $38,242
    Deferred                           28       1,011       8,293
    Amortization of deferred ITC   (3,134)     (3,471)     (4,142)
                                    ------     -------     -------
                                   55,827      36,076      42,393
    State Income Tax                ------      ------     ------
    Current                         8,467       4,879       4,587
    Deferred                        1,398       2,064       3,943
                                   ------       -----       -----
                                    9,865       6,943       8,530
                                    ------       -----      ------
   Total income tax expense       $65,692     $43,019     $50,923
                                   ======     =======     =======

In  1994, 1993, and  1992 income  tax benefits  of $134,000,  $873,000, and
$903,000, respectively, associated with the extraordinary charges incurred related to the early extinguishments of debt were reflected as reductions of such charges in the consolidated statements of income.

                    UNITIED TELEPHONE COMPANY OF FLORIDA
                NOTES TOCONSOLIDATED FINANACIALSTATEMENTS
                          DECEMBER 31, 1994

3.  INCOME TAXES (continued)



The differences which cause the effective income tax rate to  vary from the statutory federal income  tax rate of  35 percent in  1994 and 1993 and  34 percent in 1992 are as follows (in thousands):
                                         1994        1993        1992
   Net income                         $110,033     $ 77,321    $ 97,621
   Add back extraordinary item             215        1,421       1,497
   Add income tax including net ITC     65,692       43,019      50,923
                                        ------       ------      ------
   Income before extraordinary
   item and income tax                $175,940     $121,761    $150,041
                                       =======      =======     =======
   Federal income tax at the
    statutory rate                    $ 61,579     $ 42,616    $ 51,014
    Less amortization of deferred ITC    3,134        3,471      4,142
                                         -----        -----       -----
   Expected federal income tax
   amortization of deferred ITC         58,445       39,145      46,872
   Effect of:
     Book depreciation applicable
     to items previously deducted for
      tax purposes                       1,168          710         808
      Deferred taxes reversing at
       prior year rates                 (1,313)      (2,400)     (3,647)
       State income tax, net of
       federal income tax effect         6,412        4,513       5,630
       Other, net                          980        1,051       1,260
                                          ----        -----       -----
     Income tax expense, including
     net ITC                          $ 65,692     $ 43,019    $ 50,923
                                        ======       ======      ======
     Effective income tax rate           37.34%       35.33%      33.94%
                                         =====        =====       =====

                       UNITED TELEPHONE COMPANY OF FLORIDA
                  NOTES TOC CONSOLIDATED FINANACIAL STATEMENTS
                               DECEMBER 31, 1994

3.  INCOME TAXES (continued)

Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 1994 and 1993 along with the income tax effect of each, are as follows (in thousands):
[CAPTION]
                                         1994                     1993
                                  -------------------      -------------------
                                  Deferred Income Tax      Deferred Income Tax
                                  -------------------      -------------------
                                  Assets  Liabilities      Assets   Liabilities
                                  ------  -----------      ------   -----------
Property, plant and equipment   $       -  $  213,812     $      -   $  194,004
Expense accruals                  17,661                     9,167            -
Deferred ITC                           -       19,636            -       22,913
Other, net                         8,813                     1,138          343
                                   ------     -------        ------    --------
                                $ 26,474   $  233,448     $ 10,305   $  217,260
                                  ======      =======       ======      =======


On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to January 1, 1993. Pursuant to SFAS No. 71, the resulting adjustments to the Company's deferred income tax assets and liabilities to reflect the revised rate have generally been reflected as reductions to the related regulatory liabilities.

                         UNITIED TELEPHONE COMPANY OF FLORIDA
                    NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                                 DECEMBER 31, 1994


4.  LONG-TERM DEBT AND EXTRAORDINARY CHARGES ON EXTINGUISHMENTS

Long-term debt at December 31, excluding current maturities and net of related unamortized debt discount, is summarized below (in thousands):

                                                    1994                    1993
                                         --------------------------    ------------
                                                   Weighted average
                                        Amount       interest rate        Amount
                                        ------     ----------------    ------------
First mortgage bonds,
 maturities 2003 to 2025 (1)           $ 435,268           7.7%         $ 389,975
First mortgage REA notes,
 maturing 2002                               126           2.0%               166
First mortgage Rural Telephone Bank
 notes, maturing 2013                        633           6.0%               665

Capital leases, 1996 to 2087               3,468           6.4%               719
                                        ________                         ________
                                       $ 439,495                        $ 391,525
                                        ========                         ========

(1) Includes $70 million of commercial paper reclassified to long-term at December 31, 1994 as a result of its being replaced by the issuance of Series HH 8.38 percent First Mortgage Bonds in January 1995.


                       UNITIED TELEPHONE COMPANY OF FLORIDA
                     NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                                 DECEMBER 31, 1994


4.  LONG-TERM DEBT AND EXTRAORDINARY CHARGES ON EXTINGUISHMENTS (continued)


Long-term debt to be retired during each of the next five years is summarized below (in thousands):


                                             Weighted average
                 Year          Amount         interest rate
                 1995        $  4,467              5.7%
                 1996           1,870              7.2%
                 1997           1,537              7.3%
                 1998              85              4.7%
                 1999              60              4.7%


The first mortgage bonds and notes are secured by substantially all of the Company's property, plant and equipment.

Under the most restrictive terms of the Company's first mortgage bond indentures, $423,141,000 of retained earnings were restricted from payment of dividends at December 31, 1994.

As of December 31, 1994, the Company had lines of credit with banks totaling $120,000,000 of which $10,191,000 was unused. The bank lines, which are renewable in May and June, 1995, provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Lines of credit, which support outstanding commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of the Company. The weighted average interest rate on short-term borrowings for 1994 and 1993 is 4.56% and 3.85%, respectively.

The Company is in compliance with all restrictive or financial covenants relating to its debt arrangements at December 31, 1994.

                      UNITIED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                            DECEMBER 31, 1994

4.  LONG-TERM DEBT AND EXTRAORDINARY CHARGES ON EXTINGUISHMENTS (continued)

During 1994, the Company redeemed, prior to scheduled maturities, its Winter Park 6.50 percent Series I Bonds for $2.5 million and a portion of its 9.25 percent Series CC Bonds for $20.5 million which includes principal, interest and redemption premiums. On January 15, 1995, the Company issued Series HH 8.38 percent first mortgage bonds for $70 million which was used to reduce short-term debt. During 1993, the Company redeemed, prior to scheduled maturities, $211.3 million of first mortgage bonds with interest rates ranging from 7.45 percent to 11.72 percent. During 1992, the Company redeemed prior to scheduled maturities, $64 million of First Mortgage Bonds with interest rates ranging from 8 3/4 percent to 10 1/2 percent. Except for amounts deferred as allowed by the FPSC, the prepayment penalties incurred in connection with the early extinguishments of debt and the write off of related unamortized issuance costs, net of the related income tax benefits, are reflected as extraordinary charges in the 1994, 1993, and 1992 consolidated statements of income.

As of December 31, 1994, $70 million of commercial paper is classified as long-term debt due to the Company's January 1995 refinancing of such borrowings on a long-term basis as noted above.


5.  REDEEMABLE PREFERRED STOCK


Authorized  shares of all series  of preferred stock  are 1,500,000 shares.
The redeemable preferred stock outstanding, at redemption value, as of December 31, is as follows (in thousands):


                                           1994                       1993
                                    ------------------          ----------------
                                    Shares     Amount           Shares    Amount
                                    ------     -------          ------    ------
Series 1959 - par value
 $10, voting, cumulative
 5.4% annual dividend rate          34,000    $    340          36,000    $  360

Series 1961 - par value
 $10, voting, cumulative
 5.25% annual dividend rate         10,800         108          12,600       126

Series 1966 - par value
 $10, voting, cumulative
 5% annual dividend rate           153,120       1,531         160,080     1,601
                                                 -----                     -----
                                                $1,979                    $2,087
                                                 =====                     =====

                     UNITED TELEPHONE COMPANY OF FLORIDA
                NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                           DECEMBER 31, 1994


5.  REDEEMABLE PREFERRED STOCK (continued)


In accordance with the terms of the preferred stock purchase agreements, the following redemptions were made in 1994 and 1993, and are to be made each year, at par value plus accrued dividends, until all shares have been redeemed (in thousands):


               5.4%,  Series 1959, 2,000
                shares at $10 par value             $  20

               5.25%, Series  1961, 1,800
                 shares at $10 par value               18

               5%, Series 1966, shares at
                $10 par value                          70
                                                     ------
                                                    $ 108
                                                      ===

In addition, on December 1, 1992 the Company redeemed all of its outstanding 8.25% preferred stock at $103.09.

The Company may redeem additional shares of the 5.4 percent Series 1959 preferred stock and the 5.25 percent Series 1961 preferred stock at $10.20 per share. Additional shares of the 5 percent Series 1966 preferred stock may be redeemed by the Company at $10 per share. In the event of default, the holders of the redeemable preferred stock are entitled to elect a majority of the directors until all dividends and sinking fund payments in arrears have been paid. The preferred stock purchase agreements contain provisions restricting the payment of cash dividends on common stock; however, at December 31, 1994, the restriction under the Company's First Mortgage Bond indentures as described in Note 4 was more restrictive.

                    UNITIED TELEPHONE COMPANY OF FLORIDA
                  NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                             DECEMBER 31, 1994

6.  COMMITMENTS AND CONTINGENCIES

Gross rental expense aggregated $10,265,000 in 1994, $8,543,000 in 1993 and $7,008,000 in 1992. Minimum rental commitments as of December 31, 1994 for non-cancelable operating leases are not significant.

The Company's planned capital expenditures for the year ending December 31, 1995 are approximately $182,000,000. Normal purchase commitments have been or will be made for these planned expenditures.

On January 10, 1994, the Company was sent a letter from AT&T claiming that the Company was liable, under certain billing agreements, for the refund of approximately $7 million, plus interest, of gross receipts taxes collected and remitted on behalf of AT&T to the Florida Department of Revenue. The claim was subsequently dismissed without the necessity of a refund.


7.  REGULATORY ACCOUNTING

Consistent with most local exchange carriers, the Company accounts for the economic effects of regulation pursuant to SFAS No. 71. The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises. The Company currently believes its operations meet the criteria for the continued application of the provisions of SFAS No. 71. However, the Company operates in an evolving environment in which the regulatory framework is changing and the level of competition is increasing. Accordingly, the Company constantly monitors and evaluates the ongoing applicability of SFAS No. 71 by assessing the likelihood that prices which provide for the recovery of specific costs can continue to be charged to customers.

The approximate amount of the Company's net regulatory assets at December 31, 1994 was between $100 million and $200 million consisting primarily of property, plant and equipment and deferred debt issuance costs. The estimate for property, plant and equipment was calculated based upon a projection of useful remaining lives which are affected by the development of competition, changes in regulation, and the expansion of broadband services to be offered to customers.

                   UNITIED TELEPHONE COMPANY OF FLORIDA
              NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                         DECEMBER 31, 1994

8.  RELATED PARTY TRANSACTIONS

The Company purchases telecommunications equipment, construction and maintenance equipment, materials and supplies from its affiliate, North Supply Company. Total purchases for 1994, 1993 and 1992 were $72,060,000, $67,889,000 and $59,980,000, respectively.

Under an agreement with Sprint, the Company receives, at cost, consulting and advisory management services. In addition, certain corporate expenses and a credit resulting from deferred income taxes on intercompany profits are also allocated by Sprint to affiliated companies. Total charges aggregated $39,742,000 in 1994, $45,369,000 in 1993, and $45,108,000 in
1992, and the credit relating to deferred income taxes was $1,089,000 and $1,172,000 in 1993 and 1992, respectively. The credit relating to deferred income taxes was eliminated in 1994. The Company reimburses Sprint for certain data processing services and other data related costs which are incurred for the Company's benefit. Such charges, which approximate the cost of such services as determined by Sprint, aggregated $22,704,000, $21,367,000 and $19,712,000 in 1994, 1993, and 1992, respectively. The
Company enters into cash advance and borrowing transactions with Sprint; generally, interest is computed based on the prior month's thirty-day average commercial paper index, as published in the Federal Reserve
Statistical Release H.15 plus 15 basis points. Interest expense on such advances from Sprint was $42,000, $46,000 and $445,000 in 1994, 1993 and
1992, respectively. Interest income on such advances to Sprint was $15,000, $3,000 and $93,000 in 1994, 1993, and 1992, respectively.

The Company provides various services to Sprint, such as facilities rental, postage, house services, company official toll and other miscellaneous items. The Company received $7,314,000, $11,625,000 and $11,449,000 in
1994, 1993, and 1992, respectively, for such services.

Sprint Publishing & Advertising, an affiliate, pays the Company a fee for the right to publish telephone directories in the Company's operating territory, a listing fee, and a fee for billing and collection service performed for Sprint Publishing & Advertising by the Company. For 1994, 1993 and 1992, Sprint Publishing & Advertising paid the Company a total of $49,122,000, $45,458,000, and $41,672,000, respectively. The Company paid
Sprint Publishing  & Advertising $3,634,000, $3,451,000,  and $2,904,000 in
1994, 1993, and 1992, respectively, for its costs of publishing the white page portion of the directories.

                     UNITIED TELEPHONE COMPANY OF FLORIDA
                 NOTES TO CONSOLIDATED FINANACIAL STATEMENTS
                            DECEMBER 31, 1994

8.  RELATED PARTY TRANSACTIONS (continued)

The Company provides various services to Sprint's long distance communications services division, such as network access, operator and billing and collection services, and the lease of network facilities. The Company received $29,656,000, $25,171,000 and $22,761,000 in 1994, 1993 and
1992, respectively, for these services. The Company paid Sprint's long distance communications services division $11,528,000, $13,863,000 and $13,703,000 in 1994, 1993 and 1992, respectively, for interexchange telecommunication services.

The Company is reimbursed by affiliated companies for certain salaries and other costs which are incurred by the Company for the affiliates' benefit. Also, the Company reimburses affiliated companies for charges incurred by the affiliates for the Company's benefit. The reimbursable charges approx-imate the cost of such items as determined by the Company and the affiliates. Such amounts reimbursed to the Company, net of reimbursements paid, aggregate approximately $64 million and $2 million in 1994 and 1993, respectively.

Certain directors and officers of the Company and Sprint are also directors or officers of banks at which the Company conducts borrowings and related transactions. The terms are comparable with other banks at which the Company has similar transactions.

9.  MERGER AND INTEGRATION COSTS

Effective March 9, 1993, Sprint consummated its merger with Centel Corporation (Centel), a telecommunications company with local exchange and cellular and wireless communications services operations. Centel's local exchange telephone businesses operate in six states: Florida, North Carolina, Virginia, Illinois, Texas, and Nevada. Pursuant to the Agreement and Plan of Merger dated May 27, 1992, Sprint issued 1.37 shares of its common stock in exchange for each outstanding share of Centel common stock. The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in nonrecurring charges to Sprint during 1993. The portion of such charges attributable to the Company was $51 million, which reduced 1993 net income by approximately $31 million.


10. ADDITIONAL FINANCIAL INFORMATION

Major Customer Information
--------------------------
Consolidated operating revenues from AT&T resulting primarily from network access, billing and collection services, and the lease of network facilities aggregated approximately $172 million, $167 million and $173 million for 1994, 1993 and 1992, respectively.

                    UNITED TELEPHONE COMPANY OF FLORIDA
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1994


The Company's customer and other accounts receivable are not subject to significant concentration of credit risk due to the large number of customers in the Company's customer base.

The principal industries in the Company's service area include the retail trade and service industries.


10. ADDITIONAL FINANCIAL INFORMATION (continued)

Financial Instruments Information

The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. Accordingly, the estimates presented herein are not necessarily indicative of the values the Company could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair value amounts presented as of December 31, 1994, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, estimates of fair value subsequent to that date may differ significantly from the amounts presented herein.

The Company's financial instruments primarily consist of long-term debt, including current maturities, with carrying amounts as of December 31, 1994 and 1993 of $443,962,000, and $391,798,000, respectively, and estimated fair values of $344,267,000 and $471,956,000, respectively. The fair values are estimated based on quoted market prices for publicly-traded issues, and based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved for all other issues.

The  carrying  values   of  the  Company's   other  financial   instruments
(principally short-term borrowings) approximate fair value as of December 31, 1994 and 1993.

The Company has not invested in derivative financial instruments.


11.  SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOW


Following are the supplemental disclosures required for the consolidated statements of cash flows for the years ended December 31 (in thousands):

                                    1994       1993       1992
                                    ----       ----       ----

       Cash paid for:
       Interest, net of amount    $34,749     $35,971   $37,558
         capitalized
       Income taxes               $77,143     $38,656   $46,470


                                   II-32


                  UNITED TELEPHONE COMPANY OF FLORIDA
                          1994 FORM 10-K/PART III



Item 10. (a)  Directors of the Registrant

Rex E. Bond, age 67. Mr. Bond is President and Director of D & B Enterprises, Inc., a real estate sales and development firm. He has held the position of President for more than five years. In March 1993 he retired from the position of General Manager of the Sun 'n Lake of Sebring Improvement District, a political subdivision. He has been a Director of the Company and/or predecessor companies since 1974.

Mitchell N. Drew, age 68. Mr. Drew retired from his position of director in February 1995. He is a licensed real estate broker in Florida and Alabama and, since 1993, has pursued this profession in commercial property and business brokerage in Alabama. From December 1985 through October 1992 he was President, Chief Executive Officer and a Director of Bar-B-Q Associates, Inc., a restaurant development corporation. He had been a Director of the Company and/or predecessor companies since 1970.

Manuel A. Garcia III, age 51. In February 1995, Mr. Garcia was elected a Director of the Company. Mr. Garcia purchased the Burger King franchise in Central Florida in 1969 and the franchise in Tallahassee in 1988. He developed Pebbles Restaurants, Harvey's Bistro, Manuel's on the 28th and also operates Miami Subs Grill restaurants. He currently serves on the board of the Foundation for Orange County Public Schools, is a national director of Cities in Schools, and is a board member of the Florida State University Seminole Boosters' Association and the FSU Golden Chiefs' Society. Mr. Garcia owns 500 shares of Sprint Common Stock.

Maria E. Ibanez, age 41. In February 1995, Ms. Ibanez was elected a Director of the Company. Since 1990, Ms. Ibanez has served as President and Chief Executive Officer of International High Tech Marketing, a computer distribution company. Prior to 1990, she served as President and Chief Executive Officer of International Micro Systems, a distributor of computers and related products throughout Latin America and the Carribean.

J. Darrell Kelley, age 52. In March 1994, Mr. Kelley was named President, Chief Executive Officer and Director of the Company after having served since 1989 as President and Chief Executive Officer of Sprint/United North Central headquartered in Mansfield, Ohio. Mr. Kelley currently serves as director of Barnett Bank of Central Florida, Peerless Machinery Corporation in Sidney, Ohio, and Associated P&C Holding Company in Indianapolis, Indiana. Mr. Kelley owns 38,938 shares of Sprint Common Stock, which does not include 50,903 shares acquirable within 60 days under Sprint's stock option plans.

                                    III-1


                  UNITED TELEPHONE COMPANY OF FLORIDA
                          1994 FORM 10-K/PART III

Item 10. (a)  Directors of the Registrant (Continued)

Robert D. Mathews, Jr., age 68. Mr. Mathews serves on the advisory board of Sun Bank of Ocala. Previously he was Director, Chairman of the Board and Chief Executive Officer of Sun Bank of Ocala, a position he had held for more than five years. Mr. Mathews has been a Director of the Company and/or predecessor companies since 1975. Mr. Mathews owns 500 shares of Sprint Common Stock.

D. Wayne Peterson,  age 59.  In November  1993, Mr. Peterson was  elected a
Director of the Company. Mr. Peterson was named President and Chief Operating Officer of Sprint's Local Telecommunications Division in July 1993 with responsibility for local telephone operations in 19 states, Sprint Publishing & Advertising, North Supply Company, and the local telecommunications division staff in Kansas City. Previously, Mr. Peterson had been President of the Sprint/Mid-Atlantic Telecom operations since it was formed in March 1993. Prior to that, he had been president for 13 years of Carolina Telephone & Telegraph Company, Sprint's local telephone operation in North Carolina. Mr. Peterson owns 41,940 shares of Sprint Common Stock, which does not include 45,403 shares acquirable within 60 days under Sprint's stock option plans.

Charles E. Rice, age 59. Mr. Rice serves as Chairman of the Board, Director and Chief Executive Officer of Barnett Banks, Inc. (a bank holding company), a position he has held for more than five years. Mr. Rice also serves as a Director of Sprint and of CSX Corporation. He has been a Director of the Company and/or predecessor companies since 1969. Mr. Rice owns 3,000 shares of Sprint Common Stock, which does not include 10,500 shares acquirable within 60 days under Sprint's stock option plans.

Melvin T. Stith, age 48. In February 1995, Mr. Stith was elected a Director of the Company. Since 1991, Mr. Stith has served as the Dean of the College of Business at Florida State University. Prior to 1991, he was Chairman and Professor of the Department of Marketing at Florida State University.

Robert M. Taylor, age 53. Mr. Taylor is the Chairman and Chief Executive Officer of South Seas Resorts Company and the Mariner Group, Inc. (developers and managers of condominium, resort and other properties in Southwest Florida), a position he has held for more than five years. He serves as Director of First Independence Bank of Ft. Myers, Acme-Cleveland Corporation and MIL-COM Electronics Corporation. Mr. Taylor was elected a Director of the Company in February, 1993.

Donald R. Witter, Jr., age 68. Mr. Witter retired from his position of director in February 1995. He serves as Chairman of the Board, President, Chief Executive Officer and Director of First Federal Savings Bank of Charlotte County, a position he has held for more than five years. Mr. Witter had been a Director of the Company and/or predecessor companies since 1972. Mr. Witter owns 1,973 shares of Sprint Common Stock.

                                   III-2

                      UNITED TELEPHONE COMPANY OF FLORIDA
                          1994 FORM 10-K/PART III

Item 10. (b)   Executive Officers of the Registrant (who are not also
               Directors)


                  Office                      Name           Age
                  ------                      -----          ---
 Vice President - Network                 D.H. Brennan    (1)   51

 Vice President and General Manager -     J.T. Cascio     (2)   39
 Business Markets

 Vice President - Human Resources         T.L. Dellatorre (3)   47
 Vice President - Consumer Markets        J.C. Granger    (4)   48

 Vice President - Carrier and Enhanced    G.H. Head       (5)   43
 Service Markets


 Vice President - Law and External        J.M. Johns      (6)   49
 Relations
 Controller                               J.I. Lehman     (7)   51

 Vice President - Business Development    R.D. McRae      (8)   49
 and Chief Financial Officer

 Treasurer                                M.R. Mynatt      (9)  48
 Vice President - Employee/Workplace      H.D. West       (10)  63
 Issues



(1)Mr. Brennan was elected Vice President - Network in September 1994. He formerly served as Vice President - Network and Chief Information Officer since April 1993, as Vice President - Network Planning & Engineering since July 1990, and as Vice President - Engineering and Planning since 1985. Mr. Brennan owns 4,155 shares of Sprint Common Stock which does not include 22,250 shares acquirable within 60 days under Sprint's stock option plans.

(2)Mr. Cascio was elected Vice President and General Manager - Business Markets in June 1994. Prior to that time he served as Director - Sales and Service at Sprint/Mid-Atlantic Telecom. Before joining Sprint in 1991, Mr. Cascio served in a number of marketing positions in the United States and Europe with the Rolm Corporation. Mr. Cascio owns 356 shares of Sprint Common Stock which does not include 939 shares acquirable within 60 days under Sprint's stock option plans.

(3)Mr. Dellatorre was elected Vice President - Human Resources in September 1994. He formerly served as Vice President - Human Resources and Corporate Communications since April 1993 and as Vice President - Administration since November 1992. Previously he served as Vice President - Administration for United Telephone Company of Ohio, an affiliate of the Company, since May 1990. From 1987 to May 1990, he served as Assistant Vice President - Human Resources at United Telephone Company of Ohio. Mr. Dellatorre owns 3,776 shares of Sprint Common Stock, which does not include 11,000 shares acquirable within 60 days under Sprint's stock option plans.

                                   III-3

                  UNITED TELEPHONE COMPANY OF FLORIDA
                          1994 FORM 10-K/PART III


Item 10. (b)  Executive Officers of the Registrant (who are not also
              Directors)

(4)Mr. Granger was elected Vice President - Consumer Markets in April 1993. He formerly served as Vice President - Marketing since February 1990 after joining the Company as Assistant Vice President - Marketing in July 1989. Previously, he served as National Accounts Manager for American Telephone & Telegraph from 1987 to June 1989. Mr. Granger owns 990 shares of Sprint Common Stock which does not include 2,375 shares acquirable within 60 days under Sprint's stock option plans.

(5)Mr. Head was elected Vice President - Carrier and Enhanced Service Markets in April 1993. Previously, he served as Vice President - Carrier Services for Sprint's Local Telecommunications Division since August 1991. He also served as Vice President - Marketing from 1989 to 1991 for United Telephone Midwest Group. Mr. Head owns 4,308 shares of Sprint Common Stock, which does not include 10,624 shares acquirable within 60 days under Sprint's stock option plans.

(6)Mr. Johns was elected Vice President - Law and External Relations in September 1994. He formerly served as Vice President - Law and Government Relations since April 1993 and as Vice President - General Counsel and Secretary since January 1985. Mr. Johns owns 11,001 shares of Sprint Common Stock, which does not include 17,000 shares acquirable within 60 days under Sprint's stock option plans.

(7)Mr. Lehman was elected Controller in 1982. Mr. Lehman owns 8,052 shares of Sprint Common Stock which does not include 1,188 shares acquirable within 60 days under Sprint's stock option plan.

(8)Mr. McRae was elected Vice President - Business Development and Chief Financial Officer in April 1993. He formerly served as Vice President - Finance since May 1985. Mr. McRae owns 11,086 shares of Sprint Common Stock which does not include 18,000 shares acquirable within 60 days under Sprint's stock option plans.

(9)Mr. Mynatt was elected Treasurer in March 1985 and owns 3,404 shares of Sprint Common Stock which does not include 377 shares acquirable within 60 days under Sprint's stock option plan.

(10)Mr. West was elected Vice President - Employee/Workplace Issues in April 1993. He formerly served as Vice President - Human Resources since 1984. He will retire from the Company in April 1995. Mr. West owns 24,551 shares
of  Sprint Common  Stock which does  not include  9,875 shares   acquirable
within 60 days under Sprint's stock option plans.

                                   III-4

                    UNITED TELEPHONE COMPANY OF FLORIDA
                          1994 FORM 10-K/PART III


Item 10. (b)  Executive Officers of the Registrant (who are not also
              Directors)

There are no known family relationships between any of the above listed directors or executive officers of the Company.

Directors and executive officers are elected annually. The next election is scheduled for February 1996.

All directors  and executive  officers  as a  group own  160,753 shares  of
Sprint Common Stock, which does not include 200,434 shares acquirable within 60 days under Sprint's stock option plans. Such ownership represents less than 1% of the class.

On October 16, 1991, Mr. Drew filed a petition under Chapter 11 of the U.S. Bankruptcy laws; Bar-B-Q Associates, Inc., of which Mr. Drew was President and CEO, also filed under Chapter 11 on that date. This petition was converted to Chapter 7 on October 6, 1992.

No events have occurred during the last five years which are material to an evaluation of the ability and integrity of any of the above listed directors or executive officers of the Company.

                                  III-5



                    UNITED TELEPHONE COMPANY OF FLORIDA
                          1994 FORM 10-K/PART III


Item 11.  Executive Compensation

Pension Plans


The following table reflects  the estimated annual pension benefit  payable
to  an individual  retiring in  1994 at  age 65.   The amounts  include all
prospective benefits under Sprint's plans, whether tax-qualified or not.

                              Pension Plan Table
                             Years of Service   (2) (3)
                    --------------------------------------------
                       15       20        25       30        35
                      ---       --        --       --        --
Remuneration (1)
----------------
$125,000            $27,834   $37,112  $46,390   $55,668  $64,946
 150,000             33,647    44,862   56,078    67,293   78,509
 175,000             39,459    52,612   65,765    78,918   92,071
 200,000             45,272    60,362   75,453    90,543  105,634
 225,000             51,084    68,112   85,140   102,168  119,196
 250,000             56,897    75,862   94,828   113,793  132,759
 275,000             62,709    83,612  104,515   125,418  146,321
 300,000             68,522    91,362  114,203   137,043  159,884
 325,000             74,334    99,112  123,890   148,668  173,446
 350,000             80,147   106,862  133,578   160,293  187,009
 375,000             85,959   114,612  143,265   171,918  200,571
 400,000             91,772   122,362  152,953   183,543  214,134
 425,000             97,584   130,112  162,640   195,168  227,696
 450,000            103,397   137,862  172,328   206,793  241,259


(1) Compensation recognized by the Pension Plan is salary and incentive compensation as reflected on the Summary Compensation Table.

(2) These amounts are straight life annuity amounts and would not be subject to reduction because of Social Security Benefits.

(3) Messrs. Kelley, Lawrence, Brennan, Dellatorre, Johns, and McRae had credited years of service of 35, 12, 19, 12, 17, and 13 years, respectively, as of December 31, 1994.

                                          III-6



                    UNITED TELEPHONE COMPANY OF FLORIDA
                          1994 FORM 10-K/PART III


Item 11  Executive Compensation (Continued)

 (a)  Summary Compensation Table


The following table reflects the cash and non-cash compensation for services in all capacities to the Company for those persons who served as the Company's chief executive officer during the year ended December 31, 1994, and the other four most highly compensated executive officers who were serving as executive officers of the Company as of December 31, 1994 (the Named Officers):

                                    Annual Compensation             Long-Term Compensation
                               -----------------------------     --------------------------------
                                                                           Awards           Payouts
                                                          (2)          --------------  ---------   (4)(5)(6)
 Name                                         (1)         Other                                         All
 and                                       Incentive     Annual    Restrict    Securities    (3)       Other
 Principal                      Base       Compen-       Compen-     Stock      Options/     LTIP     Compen-
 Position            Year       Salary       sation       sation     Awards       SARs      Payouts     sation
                                  ($)         ($)          ($)       ($)          (#)        ($)        ($)
  (a)                 (b)         (c)         (d)          (e)       (f)          (g)        (h)        (i)
 -------------     --------     -------     -------      ------    --------    ----------  --------   --------
 J.D. Kelley          1994     $252,529     $156,684     $25,536        -        12,000     $48,225    $90,373
 President, CEO


 F.D. Lawrence (7)    1994      $66,520           -       $5,460        -        14,000           -     $2,170
 President, CEO       1993      236,224       95,579       2,311        -        11,000      49,532      7,021
                      1992      234,324      125,603      53,456        -         1,100      20,505    145,739

 D.H. Brennan         1994     $141,124      $59,809           -        -         5,000           -     $4,980
 Vice President -     1993      133,379       42,975           -        -         5,000           -      5,572
 Network              1992      131,265       55,645           -        -             -           -      3,848

 T.L. Dellatorre      1994     $126,534      $37,906           -        -         3,500           -     $4,688
 Vice President -     1993      124,906       29,233       2,242        -         3,500           -     13,769
 HumanResources       1992      115,375       29,064       9,794        -             -           -     30,792

 J. M.Johns           1994     $127,612      $37,531        $410        _         3,500           -     $5,197
 Vice President -     1993      121,632       31,072         400        -         3,500           -      5,503
 Law and External     1992      120,577       35,858         625        -             -           -      4,145
 Relations

 R. D.McRae           1994     $140,514      $37,814          -           -       3,500           -     $7,939
 Vice President -     1993      131,890       27,608        100           -       3,500           -      7,974
 Business Development 1992      130,715       35,785        223           -           -           -      5,893
 and Chief Financial
 Officer

                                   III-7

                    UNITED TELEPHONE COMPANY OF FLORIDA
                          1994 FORM 10-K/PART III


Item 11.   Executive Compensation (Continued)

Notes to Summary Compensation Table
-----------------------------------

(1)Includes all amounts earned for the respective years, even if deferred under Sprint's Executive Deferred Compensation Plan.

(2)Amounts reimbursed during the respective years for the payment of taxes.

(3)Under Sprint's long-term incentive compensation plan, executives may earn awards based on the value of performance shares assigned to them by the Organization and Compensation Committee of Sprint's Board of Directors. The value of performance shares is directly related to the fluctuations in the market price of Sprint Common Stock over a period of time (not less than two calendar years in length). Payments under the plan are made in Sprint Common Stock with a portion of the awards paid in cash. Amounts shown in this column reflect the cash and market value of Sprint Common Stock, valued as of December 31 of the year of the award, paid for the three-year performance period ended on December 31 of each such year.

(4)Consists of the following for 1994:  (a) $6,471, $2,170, $4,234, $4,688,
$4,282 and $4,806 contributed on behalf of Messrs. Kelley, Lawrence, Brennan, Dellatorre, Johns and McRae, respectively, as matching contributions under the Sprint Retirement Savings Plan; (b) $9,529, $746, $915 and $3,133 for Messrs. Kelley, Brennan, Johns and McRae, representing the portion of interest credits on deferred compensation accounts under Sprint's Executive Deferred Compensation Plan that are deemed by SEC rules to be at above market rates; and (c) $74,373 in relocation expenses for Mr. Kelley.

(5)Consists of the following for 1993:   (a) $5,970, $4,183, $4,633, $4,471
and $4,846 contributed on behalf of Messrs. Lawrence, Brennan, Dellatorre, Johns and McRae, respectively, as matching contributions under the Sprint
Retirement Savings Plan;       (b) $1,051,  $1,389, $1,032, and $3,128  for
Messrs. Lawrence, Brennan, Johns and McRae, respectively, representing a portion of interest credits on deferred compensation accounts under Sprint's Executive Deferred Compensation Plan that are deemed by SEC rules to be at above market rates; and (c) $9,136 in relocation expenses for Mr. Dellatorre.

(6)Consists  of the following for  1992:  (a)  $4,370, $3,050, $513, $3,341 and $3,521 contributed on behalf of Messrs. Lawrence, Brennan, Dellatorre, Johns and McRae, respectively, as matching contributions under the Sprint Retirement Savings Plan; (b) $872, $798, $804 and $2,372 for Messrs. Lawrence, Brennan, Johns and McRae, respectively, representing a portion of interest credits on deferred compensation accounts deemed by SEC rules to be at above market rates; and (c) $140,497 and $30,279 in relocation expenses for Mr. Lawrence and Mr. Dellatorre, respectively.

(7)Mr. Lawrence resigned from the Company on April 4, 1994.

                                III-8



                    UNITED TELEPHONE COMPANY OF FLORIDA
                          1994 FORM 10-K/PART III

Item 11.  Executive Compensation (Continued)

Option Grants


The  following  table  summarizes  options   granted  during 1994 under Sprint's stock
option plans to  the  Named  Officers.   The amounts  shown  as  potential realizable
values on these options are based on arbitrarily assumed annualized rates of appreciation in the price of Sprint Common Stock of five percent and ten percent set forth in SEC rules.
The Named Officers will realize no gain on these options without an increase in the price of Common Stock which will benefit all shareholders proportionately.  No  stock appreciation rights were granted during 1994.

                               Option Grants in Last Fiscal Year
                                         Individual Grants

                                        Percent of
                       Number             Total                                      Potential Realizable
                         of            Options/SARs                                   Value at Assumed
                      Securities        Granted to      Exercise                    Annual Rates of Stock
                      Underlying        Employees       or Base       Expira-       Price Appreciation for
                      Options/SARs      in Fiscal       Price          tion               Option Term
  Name                granted (#)(2)       Year         ($/Sh)         Date             5% (1)     10% (1)
  (a)                       (b)            (c)           (d)           (e)               (f)         (g)
-----------------    ---------------   -----------     -------     ------------    -----------------------
 J. D. Kelley             12,000          0.44%        36.6875        2/11/04          276,871     701,645

 F. D. Lawrence           14,000          0.51%        36.6875        2/11/04          323,016     818,586

 D. H. Brennan             5,000          0.18%        36.6875        2/11/04          115,363     292,352

 T.L. Dellatore            3,500          0.13%        36.6875        2/11/04           80,754     204,646

 J.M. Johns                3,500          0.13%        36.6875        2/11/04           80,754     204,646

 R.D. McRae                3,500          0.13%        36.6875        2/11/04           80,754     204,646

(1)  The dollar amounts in these columns are the result of calculations at the 5% and 10% rates set by the
     SEC and are not intended to forecast future appreciation of Sprint Common Stock.

(2)  Twenty-five percent of the options become exercisable on February 11, 1995 with an additional 25%
     exercisable on February 11 of each of the three successive years.  Each option has a "reload" feature.
     A reload option is granted when an optionee already owns in payment of the exercise price.  The reload option covers the number of shares surrendered in the option exercise (including shares withheld or surrendered for tax withholding, if elected) and has an exercise price equal to the market price on the date of exercise of the original option.  The expiration date of the reload option is the same as the expiration date of the option that was exercised.  The new option becomes exercisable one year from the date the original option was exercised, provided the shares acquired on the exercise of the original option are held by the optionee for at least six months.

                                             III-9


                                       UNITED TELEPHONE COMPANY OF FLORIDA
                                            1994 FORM 10-K/PART III



Item 11.  Executive Compensation (Continued)


Option Exercises and Fiscal Year-End Values


The following table summarizes the net value realized on the exercise of options in 1994 and the value of the outstanding options at December 31, 1994, for the Named Officers.


                                                        Number of Securities
                      Shares          Value                 Underlying                         Value of Unexercised
  Name             acquired on       realized         Unexercised Options/SARS                   in-the-Money
                    exercise (#)      ($) (1)              at 12/31/94                     Options/SARs at 12/31/94 (2)
                                                    Exercisabe       Unexercisable         Exercisable    Unexercisable
                                                       (#)                (#)                ($)               ($)
  (a)                  (b)              (c)                     (d)                                    (e)
--------------     -----------      -----------    --------------------------------      -----------------------------
 J. D. Kelley             -                 -         42,403             28,500         $   9,969        $  14,953

 F. D. Lawrence       36,200       $  228,694              -                 -

 D. H. Brennan            -                 -         18,500             12,500            96,578            6,797

 T.L. Dellatore           -                 -          8,625              8,375            30,422            4,078

 J.M. Johns               -                 -         14,625              8,375            92,047            4,078

 R.D. McRae           6,000            152,063        15,625              8,375            94,828            4,078


(1)  The value realized upon exercise of an option is the difference between the fair market value of the shares of Sprint Common Stock received upon the exercise, valued on the exercise date, and the exercise price paid.

(2)  The value of unexercised, in-the-money options is the difference between the options' exercise price and the fair market value of Sprint Common Stock at 12/31/94 ($27.63).

                                                III-10

                                UNITED TELEPHONE COMPANY OF FLORIDA
                                       1994 FORM 10-K/PART III


Item 11.   Executive Compensation (Continued)


Long-Term Incentive Plan Awards
-------------------------------
The following table represents potential awards under Sprint's long-term incentive plan which, subject to Sprint's right to amend the plan at any time prior to the Organization and Compensation Committee's approval of of payouts, can be earned by the achievement of
certain financial objectives over the three year period ending December 31, 1996.   The
payout is based on the achievement of these financial objectives and is adjusted (increased or decreased) by the percent change in the market price of Sprint Common Stock as determined by the change in the average of the high and low prices on January 1, 1994 and December 31,
1996.  If the stock price increases over the three-year performance period, the payout is adjusted by the percentage increase in stock price.  Conversely, if the stock price decreases over the three-year performance period, the payout is reduced by the percentage decrease in stock price. Upon approval of the payouts by the Organization and Compensation Committee, each payout will be paid as specified by the executive in restricted or unrestricted shares of Sprint Common
Stock, or deferred under the Executive Deferred Compensation Plan.


                                              Estimated Future Payouts
                                       under Non-Stock Price Based Plans (1)
                                       -------------------------------------

                    Performance or
                     Other Period
                   Until Maturation      Threshold     Target      Maximum
 Name                or Payout              ($)         ($)           ($)
 ----              ---------------       ---------    -------      --------
 J. D. Kelley      1/1/94-12/31/96       $17,044      $68,175      $109,966
 D. H. Brennan     1/1/94-12/31/96         3,835       15,340        24,743
 T. L. Dellatorre  1/1/94-12/31/96         3,358       13,430        21,663
 J. M. Johns       1/1/94-12/31/96         3,358       13,430        21,663
 R. D. McRae       1/1/94-12/31/96         3,358       13,430        21,663



(1) Awards are based on a percentage of the Named Officers' average base salary midpoint over the three-year performance cycle which ends December 31, 1996.
     In calculating the average base salary midpoint, the table assumes the base salary midpoint for 1995 and 1996 will equal the 1994 base salary midpoint.
     In addition, the estimated future payouts shown assume that the average of the high and low price of Sprint Common Stock on December 31, 1996 will be the same as it was on January 1, 1994.

                                                  III-11


Item 11.  Executive Compensation (Continued)

Compensation of Directors
-------------------------
Directors who are not officers of the Company or an affiliated company were paid an annual retainer fee of $4,400 in addition to $500 for each board meeting attended.  Members of the Executive Committee and the Audit Committee were paid
$500 for each meeting attended or conference call held.

Item 12.  Security Ownership of Certain Beneficial Owners and  Management
--------


(a) The voting securities of the Company at December 31, 1994 are held as follows:

                                                  Amount and Nature
                      Name and Address             of Beneficial       Percent
Title of Class        of Beneficial Owner            Ownership        of Class
--------------        -------------------        -----------------   ---------
Common Stock          Sprint Corporation          6,500,000 shares      100.00%
 $2.50 par            P.O. Box 11315              =========             ======
  value               Kansas City, MO 64112


 Redeemable           Hamac & Company               127,480 shares       64.41%
 Preferred            C/O Crestar Bank
 Stock $10 par        P. O. Box 26246
  value               Richmond, VA  23261


 Redeemable           New England Mutual Life       43,540 shares        22.00%
 Preferred            Insurance Company
 Stock $10 par        501 Boylston Street
   value              Boston, MA  02117


 Redeemable           New York Life Insurance
 Preferred               Company                   17,000 shares         8.59%
 Stock $10 par        51 Madison Avenue
   value              New York, NY 10010



 Redeemable           ISACO                          9,900 shares        5.00%
 Preferred            C/O IDS Trust
 Stock $10 par        P. O. Box 1281
 value                Minneapolis, MN  55440      --------------      ---------
                                                  197,920 shares      100.00%
                                                  =======             ======

                                        III-12

                      UNITED TELEPHONE COMPANY OF FLORIDA
                          1994 FORM 10-K/PART III


Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

NOTE: There are no shares listed above with respect to which any beneficial owner has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act.

(b) For the ownership at December 31, 1994 of each class of equity securities of the Company and its parent, beneficially owned directly or indirectly by all directors and Messrs. Kelley, Lawrence, Brennan, Dellatorre, Johns, and McRae, and by all directors and executive officers of the Company as a group see Items 10.(a) and 10.(b).

(c) There are no contractual arrangements known to the Company, including any pledge of securities of the Company or its parent, the operation of the terms of which may, at a subsequent date, result in a change in the control of the Company.

Item 13.  Certain Relationships and Related Transactions
--------
None.
                                    III-13

                        UNITED TELEPHONE COMPANY OF FLORIDA
                              1994 FORM 10-K/PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. The consolidated financial statements of the Company filed as a part of this report are listed in the Index to Consolidated Financial Statements on page II-7.

2. The consolidated financial statement schedule of the Company filed as a part of this report is listed in the Index to Consolidated Financial Statement Schedules on page IV-3.

3.   The following exhibits are filed as part of this report:
     EXHIBITS
     (3)(a)   Articles of Incorporation

     (3)(b)   Bylaws

     (4)(a) The rights of the Company's equity security holders are defined in Articles IV and VII of the Company's Articles of Incorporation. See Exhibit 3(a) above.

(4)(b) Indenture of Mortgage dated as of the 2nd day of January 1941, between the Company and Sun First National Bank of Orlando, as Trustee, as supplemented by the First through Thirty-First
          Supplemental Indentures (filed as Exhibits 4J through 4U to Registration Statement No. 2-11471, Exhibits 4V through 4Y to Registration Statement No. 2-12334, Exhibit 4Z to Registration Statement No. 2-13108, Exhibits 4X through 4Z and 4-AA to Registration Statement No. 2-22096, Exhibit 4-A-2 to Registration Statement No. 2-38951, Exhibit 2-A-2 to Registration Statement No. 2-42543, Exhibit 2-A-2 to Registration Statement No. 2-45708,
          Exhibit 2-D-26 to Registration Statement No. 2-51785, Exhibits 4Q, 4V, 4W, 4X, and 4-CC to Registration Statement No. 2-69791,
          Exhibit 4-DD to Registration Statement No. 33-5949, Exhibit 4-EE to Registration Statement No. 33-13964, and Exhibits 4-FF and 4-GG to Registration Statement No. 33-51404, and incorporated herein by reference).

(4)(c) Thirty-Second Supplemental Indenture dated as of December 1, 1992 between the Company and Barnett Banks Trust Company, N.A. (filed as Exhibit 4 (i) to the Company's 1992 Annual Report on Form 10-K and incorporated herein by reference).

(4)(d) Thirty-Third Supplemental Indenture dated as of May 1, 1993 between the Company and Barnett Banks Trust Company, N.A. (filed as Exhibit 99 to the Company's Current Report on Form 8-K dated May 12, 1993, and incorporated herein by reference).

                                    IV-1


                    UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)



(4)(e) Thirty-Fourth Supplemental Indenture dated as of July 1, 1993 between the Company and Barnett Banks Trust Company, N.A. (filed as
       Exhibit 99 to the Company's Current Report on Form 8-K dated July 7, 1993, and incorporated herein by reference).

(4)(f) Thirty-Fifth Supplemental Indenture dated as of January 15, 1995 between the Company and The Bank of New York.


The Company will furnish to the Securities and Exchange Commission, upon request, copies of the following instruments defining the rights of holders of its long-term debt:


(a) Supplemental Mortgage and Security Agreement dated as of July 18, 1972 between Orange City Telephone Company, Incorporated, United States of America and Rural Telephone Bank.


The obligations under these instruments were assumed by the Company in the merger, effective December 31, 1982, with The Winter Park Telephone Company, the former United Telephone Company of Florida and Orange City Telephone Company, Incorporated. The total amount of securities authorized under these or any other said instruments does not exceed 10% of the total assets of the Company.

(b) The Registrant was not required to file a report on Form 8-K during the last quarter of 1994.

                                IV-2

                    UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART IV



Item 14(a) 2.  Index to Consolidated Financial Statement Schedules


          For each of the three years in the period ended
          December 31, 1994:


          Schedule VIII  -     Consolidated valuation and
                               qualifying accounts

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                                IV-3

                 UNITED TELEPHONE COMPANY OF FLORIDA
       SCHEDULE VIII - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                          (In Thousands)


                              Balance at      Charged      Accounts Charged       Balance
                              Beginning         to            Off, Net of            at End
                              of Year         Expense         Collections           of Year
                              ---------       --------      ---------------      ---------
Deducted from
assets:

Allowance for
uncollectible accounts:
Year Ended
December 31, 1994             $2,857           $4,127         $(3,666)           $3,318
                               =====            =====          =======            =====

Year Ended
December 31, 1993             $2,616           $3,580         $(3,339)           $2,857
1993                           =====            =====          =======            =====

Year Ended
December 31, 1992             $3,420           $3,206         $(4,010)           $2,616
                               =====            =====          =======            =====

                                        IV-4


                       UNITED TELEPHONE COMPANY OF FLORIDA
                           1994 FORM 10-K/PART IV

                                 SIGNATURES

Pursuant  to the  requirements of  Section 13  or 15(d)  of  the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                        UNITED TELEPHONE COMPANY OF FLORIDA
                                        ----------------------------------
                                                  (Registrant)

Date:  March 30, 1995                   By:  /s/ R. D. McRae
        -------------                        -----------------------------
                                              R. D. McRae
                                              Vice President - Business
                                              Development and Chief Financial
                                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   /s/  J. D. Kelley                 /s/  M. E. Ibanez
   --------------------------        ----------------------------
   J. D. Kelley                      M. E. Ibanez, Director
   President, Director and           Dated:  February 28, 1995
   Chief Executive Officer
   Dated:  February 28, 1995         /s/  R. D. Mathews, Jr.
                                     ------------------------------
                                     R. D. Mathews Jr., Director
   /s/  R. D. McRae                  Dated:  February 28, 1995
   ----------------------------
   R. D. McRae
   Vice President - Business         /s/  D. W. Peterson
   and Chief Financial Officer       -------------------------------
   Dated:  February 28, 1995         D. W. Peterson, Director
                                     Dated:  February 28, 1995

   /s/  J. I. Lehman                 /s/  C. E. Rice
   ---------------------------      --------------------------------
   J. I. Lehman, Controller          C. E. Rice, Director
   Principal Accounting Officer      Dated:  February 28, 1995
   Dated:  February 28, 1995

   /s/  R. E. Bond                   /s/ M. T. Stith
   -----------------------------     --------------------------------
   R. E. Bond, Director               M. T. Stith, Director
   Dated:  February 28, 1995          Dated:  February 28, 1995

   /s/  M. A. Garcia, III            /s/ R. M. Taylor
   ----------------------------      ---------------------------------
   M. A. Garcia III, Director        R. M. Taylor, Director
   Dated:  February 28, 1995         Dated:  February 28, 1995



                         Thirty-Fifth Supplemental
                           Indenture of Mortgage


                      UNITED TELEPHONE COMPANY OF FLORIDA
                                     TO
                             THE BANK OF NEW YORK,

                                         Trustee

                       Dated as of January 15, 1995



THIS THIRTY-FIFTH SUPPLEMENTAL INDENTURE OF MORTGAGE, dated as of January 15, 1995, by and between United Telephone Company of Florida, a corporation duly organized and existing under the laws of the State of Florida, with its principal place of business in Apopka, Orange County, Florida (hereinafter sometimes referred to as the "Company"), and The Bank of New York, a state banking corporation duly organized and existing under the laws of the State of New York, having its principal corporate trust office in New York, New York, as Trustee (hereinafter sometimes referred to as the "Trustee").

Whereas, the Company executed and delivered to The First National Bank at Orlando, as Original Trustee, an Indenture of Mortgage dated as of the 2nd day of January, 1941 (hereinafter referred to as the "Original Indenture"), to secure its First Mortgage Bonds, issuable in series; and

Whereas, the Company thereafter executed and delivered certain Supplemental Indentures, First through Thirty-Fourth, inclusive, for the various purposes of creating additional series of First Mortgage Bonds, conveying and confirming unto the trustee certain additional property and amending the Original Indenture in certain respects (the Original Indenture as heretofore amended and supplemented and as amended and supplemented by this Thirty-Fifth Supplemental Indenture is sometimes hereinafter referred to as the "Indenture"); and

Whereas, Barnett Banks Trust Company, N.A., became successor trustee under the Original Indenture, as supplemented, on November 24, 1982; and

Whereas, the Trustee became successor trustee under the Original Indenture, as supplemented, on February 22, 1994; and

Whereas, pursuant to the Original Indenture, as supplemented, there were outstanding as of December 31, 1994, First Mortgage Bonds of Series and principal amounts as follows:

 4 5/8% Bonds, Series R  . . . . . . . . . . . . . . . . . . .$2,500,000

 9.25% Bonds, Series CC  . . . . . . . . . . . . . . . . . . 115,000,000

 7.25% Bonds, Series DD  . . . . . . . . . . . . . . . . . .  50,000,000

 6.25% Bonds, Series EE  . . . . . . . . . . . . . . . . . . .70,000,000

 6.875% Bonds, Series FF . . . . . . . . . . . . . . . . . .  60,000,000

 7.125% Bonds, Series GG . . . . . . . . . . . . . . . . . .. 75,000,000

 Total  . . . . . . . . . . . . . . . . . .  . . . . . . .. $372,500,000


which constitute the only bonds outstanding under the Original Indenture as
supplemented   by  the   First  through   the  Thirty-Fourth   Supplemental
Indentures, inclusive; and


Whereas, the Company has determined by due corporate action to provide for the issuance of additional First Mortgage Bonds in the aggregate principal amount of Seventy Million Dollars ($70,000,000) to be known as the Company's "First Mortgage Bonds, Series HH", and to make provision for the execution, authentication and delivery of the entire issue pursuant to the terms of the Indenture and to be in form and tenor substantially as hereinafter stated; and

Whereas, all things necessary to make the said First Mortgage Bonds, Series HH, when authenticated by the Trustee and issued as provided in the Indenture, the valid, binding and legal obligations of the Company, and to constitute the Indenture a valid First Mortgage and Deed of Trust to secure the payment of the principal of and interest on all bonds under all series issued thereunder have been done and performed, and the creation, execution and delivery of this Thirty-Fifth Supplemental Indenture and the execution and issuance of said First Mortgage Bonds, Series HH, subject to the terms of the Indenture, have in all respects been duly authorized;

Now, Therefore, this Indenture Witnesseth:

That the Company, without in any way limiting the grant contained in the Indenture, in consideration of the premises and One Dollar, lawful money of the United States of America to it duly paid by the Trustee, the receipt whereof is hereby acknowledged and for other good and valuable considerations, has granted, bargained, sold, released, conveyed, aliened, assigned, confirmed, transferred, mortgaged, warranted, pledged and set over, and does by these presents grant, bargain, sell, release, convey, alien, assign, confirm, transfer, mortgage, warrant, pledge and set over unto The Bank of New York and its successor, or successors in trust, and to them and their assigns forever, all and singular the premises, property, rights, franchises and physical property now owned or hereafter acquired by the Company (real, personal and mixed) and wheresoever situated, including all additions acquired or constructed by the Company since the execution and delivery of the Original Indenture and including all properties (real, personal and mixed) hereafter acquired by the Company and wheresoever situated, other than property of the nature of that excluded by the granting clauses of said Original Indenture.

To Have and to Hold all premises, rights, franchises, physical property additions and property (real, personal and mixed) of the Company, including all those properties now owned and hereafter acquired by the Company and wheresoever situated, transferred, assigned, mortgaged or pledged by the Company as aforesaid, or intended so to be, unto the Trustee and its successors in such trust and to their assigns forever, it being agreed hereby that all such premises, rights, franchises, physical property additions and property (real, personal and mixed) of the Company shall be and are as fully granted and conveyed hereby and as fully embraced within the lien of the Original Indenture as if such premises, rights, franchises, physical property additions, and property (real, personal and mixed) of the Company were specifically described herein and conveyed hereby.

In Trust, Nevertheless, for the purposes, with the provisions and subject to the agreements, conditions and covenants set forth and expressed in the Indenture.

                                 ARTICLE I
                              Series HH Bonds

Section 1. There shall be and are hereby created "First Mortgage Bonds, Series HH" of the principal amount of Seventy Million Dollars ($70,000,000), hereinafter sometimes referred to as "Series HH bonds" or "bonds of Series HH". Series HH bonds shall be fully registered bonds without coupons authenticated by the certificate of authentication of the Trustee. Each bond of Series HH shall be dated as of the interest payment date next preceding the date of its authentication upon or as of which interest payment date payment of interest was last made upon bonds of Series HH (unless (a) issued on an interest payment date to which interest was paid upon bonds of Series HH, in which event it shall be dated as of the date of issue, or (b) issued prior to the occurrence of the first interest payment date on which interest is payable on bonds of Series HH, in which event it shall be dated January 26, 1995, or (c) issued between the record date (as hereinbelow defined) for any interest payment date and such interest payment date, in which event it shall be dated such interest payment date) and shall bear interest at the annual rate of interest set forth hereinafter in the form of Series HH bonds until the payment of the principal thereof, such interest to be payable semi-annually on the fifteenth day of January and July of each year, the first interest payment date being July 15, 1995. All Series HH bonds shall mature on January 15, 2025. The bonds of Series HH may be issued in the denomination of $1000 or any integral multiples thereof.

The person in whose name any Series HH bond is registered at the close of business on any record date (as hereinbelow defined) with respect to any interest payment date shall be entitled to receive the interest payable thereon on such interest payment date notwithstanding the cancellation of such Series HH bond upon any transfer or exchange thereof subsequent to such record date and prior to such interest payment date, unless the Company shall default in the payment of interest due on such interest payment date on any Series HH bond, in which case such defaulted interest shall be paid to the person in whose name such Series HH bond (or any Series HH bond or bonds issued upon transfer or exchange thereof) is registered at the close of business on the record date for the payment of such defaulted interest. The term "record date" as used in this Section with respect to any interest payment date shall mean the January 1 or July 1 next preceding such interest payment date, or, if such January 1 or July 1 is not a business day, the business day next preceding such January 1 or July 1, and such term, as used in this Section, with respect to the payment of any defaulted interest shall mean the fifteenth day next preceding the date fixed by the Company for the payment of defaulted interest or, if such fifteenth day is not a business day, the business day next preceding such fifteenth day.

In any case where any interest payment date, or any date on which any payment of principal is due, whether at stated maturity, upon redemption or otherwise, of any Series HH bond shall not be a business day, then (notwithstanding any other provision of the Indenture or of the Series HH bonds) payment of interest or principal need not be made on such date, but may be made on the next succeeding business day with the same force and effect as if made on the interest payment date or date on which the payment of principal was due, provided that no interest shall accrue for the period from and after such interest payment date or date on which such payment of principal was due, as the case may be.

Such bonds and the certificate of authentication of the Trustee shall be substantially in the following forms, respectively (with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by the Indenture), to wit:

                          [Form of Series HH Bond]
                    UNITED TELEPHONE COMPANY OF FLORIDA
                   8 3/8% First Mortgage Bond, Series HH
                            due January 15, 2025

No. ________________                                     $_________________

United Telephone Company of Florida, a corporation of the State of Florida (hereinafter called the "Company"), for value received, hereby promises to pay to _________ or registered assigns, on January 15, 2025 the principal sum of _________ and to pay interest thereon semi-annually on January 15 and
July 15 of each year, commencing July 15, 1995, at the rate of  8 3/8%   per
annum, until said principal sum is paid. The principal of and interest on this bond shall be payable at the office of The Bank of New York, New York, New York, or its successors in trust, in coin or currency of the United States of America which, at the time of payment, is legal tender for the payment of public or private debts due in the United States of America. Subject to certain exceptions provided in the Indenture hereafter referred to, the interest so payable on any January 15 or July 15 will be paid to the person in whose name this bond is registered at the close of business on the January 1 or July 1 next preceding such January 15 or July 15, or if such January 1 or July 1 is not a business day, the business day next preceding such January 1 or July 1.

Payment of the principal of and interest on this Bond due at maturity will be made in immediately available funds to The Depository Trust Company or its nominee, provided that this Bond is presented to the Trustee in time for the Trustee to make such payment in accordance with its normal procedures. Payment of interest (other than interest payable at maturity) on this Bond will be made by transfer of immediately available funds to The Depository Trust Company or its nominee.

The provisions of this bond are continued on the reverse hereof and such continued provisions shall for all purposes have the same effect as though fully set forth at this place.

This bond shall not be valid nor become obligatory for any purpose until it shall have been authenticated by the execution of the certificate hereon endorsed by the Trustee under the Indenture.

In Witness Whereof, United Telephone Company of Florida has caused this bond to be executed in its corporate name with the signature of its President or one of its Vice Presidents and its corporate seal to be hereunto affixed or a facsimile thereof to be imprinted hereon and attested by the signature of its Secretary or one of its Assistant Secretaries.

Dated  ___________________________

                                      United Telephone Company of Florida

                                    By:__________________________________
                                                    President

Attest:
_____________________________
     Secretary

                    [Form of Reverse of Series HH Bond]

This bond is one of a duly authorized issue of First Mortgage Bonds of the Company, limited to the aggregate principal amount as is set out in the Original Indenture, the indentures supplemental thereto, and the Thirty-Fifth Supplemental Indenture dated as of January 15, 1995, and known as First Mortgage Bonds, Series HH, all issued and to be issued under and pursuant to and equally secured by a duly recorded Indenture of Mortgage (herein referred to as the Original Indenture), as amended and supplemented by thirty-five supplemental indentures, each duly executed and delivered by the Company to The Bank of New York, New York, New York, as Trustee, or to its predecessor trustee, upon substantially all of the property and franchises of the Company now owned or hereafter acquired, to which Original Indenture, as supplemented, and all further supplemental indentures thereto reference is hereby made for a description of the property transferred and mortgaged thereunder, the nature and extent of the security and the rights of the holders of said bonds, and of the Trustee and of the Company in respect of such security. Subsequent series of bonds may be issued on such conditions and may vary as to date, date of maturity, rate of interest and in other ways as in such Indentures provided or permitted.

No reference herein to the Original Indenture, as supplemented, and no provision of this bond or of the Original Indenture, as supplemented, shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of and interest on this bond at the respective times, at the rate and in the currency herein prescribed.

In case an event of default as defined in said Original Indenture occurs, the principal of this bond may become or may be declared due and payable before the stated maturity hereof, as specified in said Original Indenture.

This bond is transferable by the registered owner hereof, in person or by duly authorized attorney, upon books of the Company to be kept for that purpose at the office of the Trustee under the Indenture, upon surrender hereof at said office for cancellation and upon presentation of a written instrument of transfer duly executed, and thereupon the Company shall issue in the name of the transferee or transferees, and the Trustee shall authenticate and deliver, a new registered bond or bonds, of like form and in an authorized denomination or in authorized denominations and of the same series, for the same aggregate principal amount; bonds of this series upon surrender thereof at said office may be exchanged for the same aggregate principal amount of bonds of this series of another authorized denomination or other authorized denominations; all upon payment of the charges, if any, and subject to the terms and conditions specified in the Indenture.

The Company and the Trustee may treat the registered owner of this bond as the absolute owner hereof for purposes of receiving payment of the principal hereof and interest due hereon subject to the record date provision of the first paragraph hereof, and for all other purposes, and neither the Company nor the Trustee nor any paying agent or agency shall be affected by any notice to the contrary whether this bond or the interest thereon shall be overdue or not.

No recourse shall be had for the payment of the principal of or the interest on this bond or of any claim based hereon or in respect hereof or of said Original Indenture, as supplemented, against any incorporator, subscriber, stockholder, officer or director of the Company, past, present or future, whether directly or through a receiver in bankruptcy, whether by virtue of any constitution, statute or rule of law or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance of this bond, expressly released.

              Form of Trustee's Certificate of Authentication
                           for Bonds of Series HH
                    TRUSTEE'S AUTHENTICATION CERTIFICATE

This bond is one of the First Mortgage Bonds, Series HH, provided for and described in the Thirty-Fifth Supplemental Indenture of Mortgage within mentioned.

                            The Bank of New York
                             As Trustee

                                   By___________________________
                                        Authorized Signature

Section 2. Series HH bonds redeemed pursuant to any of the provisions of Article Six of the Indenture (including redemptions pursuant to Section
6.11 with the proceeds from the sale of property pursuant to Section 9.04) may be redeemed at any time at a redemption price equal to the principal amount thereof together with interest accrued and unpaid to the date fixed for redemption. The Trustee shall select bonds to be redeemed pursuant to any of the provisions of Article Six of the Indenture, in such manner as, in its discretion, it shall deem appropriate and equitable and not designed to result in disproportionate redemption of Series HH bonds in relationship to other series of bonds.

Section 3. In case of the redemption of any of the Series HH bonds pursuant to any of the provisions of Article Six of the Indenture (including redemptions pursuant to Section 6.11 with the proceeds from the sale of property pursuant to Section 9.04), the Trustee shall give notice of such redemption to the holders of the Series HH bonds to be redeemed as hereinafter in this Section provided.

Notice of redemption shall be given to the holders of Series HH bonds to be redeemed as a whole or in part by mailing by registered mail, postage prepaid, a notice of such redemption not less than thirty nor more than sixty days prior to the date fixed for redemption to their last addresses as they shall appear upon the bond register, but failure to give such notice by mailing in the manner herein provided to the holder of any Series HH bond designated for redemption as a whole or in part, or any defect therein, shall not affect the validity of the proceedings for the redemption of any other Series HH bonds.

Any notice which is mailed in the manner herein provided shall be conclusively presumed to have been duly given, whether or not the holder receives the notice.

Each such notice of redemption shall specify the date fixed for redemption and the redemption price at which Series HH bonds are to be redeemed, and shall state that payment of the redemption price of the Series HH bonds to be redeemed will be made at the office of the Trustee upon presentation and surrender of such Series HH bonds, that interest accrued to the date fixed for redemption will be paid as specified in said notice, and that on and after said date interest thereon will cease to accrue. If less than all the Series HH bonds are to be redeemed, the notice of redemption shall specify the Series HH bonds to be redeemed as a whole or in part. In case any Series HH bond is to be redeemed in part only, the notice which relates to such Series HH bond shall state the portion of the principal amount thereof to be redeemed (which shall be $1,000 or any integral multiple thereof), and shall state that on and after the redemption date, upon surrender of such Series HH bond, the holder will receive the redemption price in respect of the principal amount thereof called for redemption and, without charge, a new bond or bonds of that series and of authorized denominations for the principal amount thereof remaining unredeemed.

Section 4. If the giving of notice of redemption shall have been completed as above provided, the Series HH bonds or portions of such bonds specified in such notice shall become due and payable on the date and at the place stated in such notice at the redemption price, together with interest accrued to the date fixed for redemption, and on and after such date fixed for redemption interest on the Series HH bonds or portions of such bonds so called for redemption shall cease to accrue. On presentation and surrender of such Series HH bonds at said place of payment in said notice specified, the said Series HH bonds shall be paid and redeemed at the redemption price, together with interest accrued to the date fixed for redemption.

Section 5. Bonds of Series HH, upon surrender thereof at the main office of the Trustee, may be exchanged for the same aggregate principal amount of bonds of that series of other authorized denominations. Within a reasonable time after the surrender of bonds of Series HH accompanied by a request for such an exchange, the Company shall execute and the Trustee shall authenticate and deliver all bonds required in connection therewith.

Upon surrender for registration of transfer of any bonds, the Company shall execute and the Trustee shall authenticate and deliver in the name of the transferee or transferees a new bond or bonds of the same series for a like aggregate principal amount.

All bonds presented or surrendered for exchange, registration of transfer, redemption, or payment shall, if so required by the Company or the Trustee, be accompanied by a written instrument or instruments of transfer, in form satisfactory to the Company or the Trustee, duly executed by the registered holder or by his attorney duly authorized in writing.

No service charge shall be made for any exchange or registration of transfer of bonds, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto.

The Company shall not be required (a) to issue, exchange or register the transfer of any bonds during a period beginning at the opening of business 15 days before the day of the mailing of a notice of redemption of less than all the outstanding bonds and ending at the close of business on the day of such mailing, or (b) to register the transfer of or exchange any bonds or portions thereof called or selected for redemption.

Section 6. Upon or at any time and from time to time after the execution and delivery of this Thirty-Fifth Supplemental Indenture, the Company may execute and deliver to the Trustee and, subject to Section 4.01 of the Indenture, the Trustee shall authenticate and deliver to or upon the order of the Company Seventy Million Dollars ($70,000,000) in aggregate principal amount of Series HH bonds.

                                  ARTICLE II
                                  Defeasance

Section  1.    Applicability   of  Article;  Company's  Option   to  Effect
               Defeasance.

The Company may at its option by Board Resolution, at any time, with respect to the Series HH bonds, elect to have either Section 2 or Section 3 of this Article II be applied to the outstanding Series HH bonds (hereinafter in this Article II, the "Defeased Bonds"), upon compliance with the conditions set forth in this Article II.

Section 2.  Defeasance and Discharge.

Upon the Company's exercise of the option applicable to this Section, the Company shall be deemed to have been discharged from its obligations with respect to the outstanding Defeased Bonds on the date the conditions set forth below are satisfied (hereinafter, "defeasance"). For this purpose, such defeasance means that the Company shall be deemed to have paid and discharged the entire indebtedness represented by the outstanding Defeased Bonds and to have satisfied all its other obligations under the Defeased Bonds and the Indenture insofar as the Defeased Bonds are concerned (and the Trustee, at the expense of the Company, shall execute proper instruments acknowledging the same), except for the following which shall survive until otherwise terminated or discharged hereunder: (A) the rights of holders of outstanding Defeased Bonds to receive, solely from the trust fund described in Section 4 of this Article II and as more fully set forth in such Section, payments in respect of the principal of and interest on the Defeased Bonds when such payments are due, (B) the Company's obligations with respect to such Defeased Bonds under Sections 1.10, 1.12, 1.13, 12.02 and 15.01 of the Indenture, (C) the rights, powers, trusts, duties, and immunities of the Trustee under the Indenture and (D) this
Article II. Subject to compliance with this Article II, the Company may exercise its option under this Section 2 notwithstanding the prior exercise of its option under Section 3 of this Article II with respect to the Defeased Bonds.

Section 3.  Covenant Defeasance.

Upon the Company's exercise of the option applicable to this Section, the Defeased Bonds shall no longer be entitled to the benefits of the lien of the Indenture, which shall be deemed to be released for all purposes of the Indenture with respect to the Defeased Bonds, and the Defeased Bonds shall not be deemed to be outstanding for purposes of Section 4.01 of the Indenture, on and after the date the conditions set forth below are satisfied (hereinafter, "covenant defeasance").

Section 4.  Conditions to Defeasance.

The following shall be the conditions to application of either Section 2 or
Section 3 of this Article II to the outstanding Series HH bonds:

(1) the Company shall irrevocably have deposited or caused to be deposited with the Trustee (or another trustee satisfying the requirements of
Section 12.07 of the Indenture, who shall agree to comply with the provisions of this Article II applicable to it), as trust funds in trust for the purpose of making the following payments, specifically pledged as security for, and dedicated solely to, the benefit of the holders of the Defeased Bonds, (A) money in an amount, or (B) U.S. Government Obligations which through the scheduled payment of principal and interest in respect thereof in accordance with their terms will provide, not later than one day before the due date of any payment, money in an amount, or (C) a combination thereof, sufficient, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, to pay and discharge, and which shall be applied by the Trustee (or other qualifying trustee) to pay and discharge, the principal of and each installment of principal of and interest on the outstanding Defeased Bonds on the stated maturity of such principal or installment of principal or interest. For this purpose, "U.S. Government Obligations" means securities that are (x) direct obligations of the United States of America for the payment of which its full faith and credit is pledged or (y) obligations of a person controlled or supervised by and acting as an agency or instrumentality of the United States of America the payment of which is unconditionally guaranteed as a full faith and credit obligation by the United States of America, which, in either case, are not callable or redeemable at the option of the issuer thereof, and shall also include a depository receipt issued by a bank (as defined in
Section 3(a)(2) of the Securities Act of 1933, as amended) as custodian with respect to any such U.S. Government Obligation or a specific payment of principal of or interest on any such U.S. Government Obligation held by such custodian for the account of the holder of such depository receipt, provided that (except as required by law) such custodian is not authorized to make any deduction from the amount payable to the holder of such depository receipt from any amount received by the custodian in respect of the U.S. Government Obligation or the specific payment of principal of or interest on the U.S. Government Obligation evidenced by such depository receipt.

(2) No event of default or event which with notice or lapse of time or both would become an event of default with respect to the Defeased Bonds shall have occurred and be continuing on the date of such deposit or, insofar as Section 8.01(e) is concerned, at any time during the period ending on the 91st day after the date of such deposit or, if longer, ending on the day following the expiration of the longest preference period applicable to the Company in respect of such deposit (it being understood that this condition shall not be deemed satisfied until the expiration of such period).

(3) Such defeasance or covenant defeasance shall not cause the Trustee for the Defeased Bonds to have a conflicting interest as defined in
Section 12.14 of the Indenture and for purposes of the Trust Indenture Act of 1939, as amended, with respect to any securities of the Company.

(4) Such defeasance or covenant defeasance shall not result in a breach or violation of, or constitute a default under, the Indenture or any other agreement or instrument to which the Company is a party or by which it is bound.

(5) Such defeasance or covenant defeasance shall not cause any Defeased Bonds then listed on any registered national securities exchange under the Securities Exchange Act of 1934, as amended, to be delisted.

(6) In the case of an election under Section 2 of this Article II, the Company shall have delivered to the Trustee an opinion of counsel stating that (x) the Company has received from, or there has been published by, the Internal Revenue Service a ruling, or (y) subsequent to January 15, 1995, there has been a change in the applicable Federal income tax law in either case to the effect that, and based thereon such opinion shall confirm that, the holders of the outstanding Defeased Bonds will not recognize income, gain or loss for Federal income tax purposes as a result of such defeasance and will be subject to Federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such defeasance had not occurred.

(7) In the case of an election under Section 3 of this Article II, the Company shall have delivered to the Trustee an opinion of counsel to the effect that the holders of the outstanding Defeased Bonds will not recognize income, gain or loss for Federal income tax purposes as a result of such covenant defeasance and will be subject to Federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such covenant defeasance had not occurred.

Section 5. Deposited Money and U.S. Government Obligations to be Held in Trust; Miscellaneous.

All money and U.S. Government Obligations (including the proceeds thereof) deposited with the Trustee (or other qualifying trustee_collectively, for purposes of this Section 5, the "Trustee") pursuant to Section 4 of this
Article II in respect of the outstanding Defeased Bonds shall be held in trust and applied by the Trustee, in accordance with the provisions of the Defeased Bonds and the Indenture, to the payment, either directly or through any Paying Agent (including the Company acting as its own Paying Agent) as the Trustee may determine, to the holders of the Defeased Bonds, of all sums due and to become due thereon in respect of principal and interest, but such money need not be segregated from other funds except to the extent required by law.

The Company shall pay and indemnify the Trustee against any tax, fee or other charge imposed on or assessed against the U.S. Government Obligations deposited pursuant to Section 4 of this Article II or the principal and interest received in respect thereof other than any such tax, fee or other charge which by law is for the account of the holders of the outstanding Defeased Bonds.

Anything in this Article II to the contrary notwithstanding, the Trustee shall deliver or pay to the Company from time to time upon the written request of the Company any money or U.S. Government Obligations held by it as provided in Section 4 of this Article II which, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, are in excess of the amount thereof which would then be required to be deposited to effect an equivalent defeasance or covenant defeasance.

Section 6.  Notice of Defeasance.

Notice of defeasance or covenant defeasance shall be given by registered mail, postage prepaid, mailed not more than 30 days following the date of deposit of money or U.S. Government Obligations pursuant to Section 4 of this Article II, to the holders of Defeased Bonds at their last addresses as they appear on the bond register not less than 10 days prior to such date of mailing. Notice of defeasance or covenant defeasance shall be given by the Company or, at the Company's request, by the Trustee in the name and at the expense of the Company.

                                ARTICLE III
                           Additional Provisions

Section 1. The Company agrees that it will at all times maintain, preserve and keep the property subject to the lien of the Indenture, with the appurtenances and every part and parcel thereof, in good repair, working order and condition and equipped with suitable equipment.

Section 2.  The  Company, and the holders  of the Series HH  bonds by their acceptance and holding thereof, hereby consent and agree that the provisions of Sections 6.13, 4.01(d)(7) and 6.08 of the Indenture, insofar as they relate to the amount of funds required to be expended by the Company for maintenance and/or provided for depreciation and/or expended for permanent additions against which no bonds have been, or will be, issued, shall cease to be effective on the earlier date on which either
(a) no Bonds of Series R shall be outstanding or (b) amendments to such Sections 6.13, 4.01(d)(7) and 6.08 of the Original Indenture, as supplemented, shall have become effective upon the consent of the holders of the Bonds of Series R.

Section 3. The Company, and the holders of the Series HH bonds by their acceptance and holding thereof, hereby consent and agree to the amendment of Subsection 4.01(e) and the parenthetical sentence of Section 15.04 of the Indenture by deleting the word "independent" where it appears.

Section 4. The Company, and the holders of the Series HH bonds by their acceptance and holding thereof, hereby consent and agree to the amendment of Section 6.09 of the Indenture by adding the following phrase at the end of the third sentence thereof: "provided that, if any such payment shall be in an amount less than one-tenth of one percent (0.1%) of the book value, determined in accordance with generally accepted accounting principles, of the mortgaged property of the Company at that time, the payment shall be made to the Company and shall not be required to be made to the Trustee."

Section 5. The Company, and the holders of the Series HH bonds by their acceptance and holding thereof, hereby consent and agree to the amendment of Section 6.10 of the Indenture by deleting the first sentence thereof and by deleting the words "the insurance proceeds payable in respect of which exceed the sum of Five Thousand Dollars ($5,000)" in the second sentence thereof.

Section 6. The Company, and the holders of the Series HH bonds by their acceptance and holding thereof, hereby consent and agree to the amendment of Section 6.11 of the Indenture by: (i) adding the following phrase at the end of the first sentence: "provided that, if such proceeds amount to less than one-tenth of one percent (0.1%) of the book value, determined in accordance with generally accepted accounting principles, of the mortgaged property of the Company at that time, the Company shall not be required to deposit such proceeds with the Trustee"; (ii) inserting the following phrase after the  word "purchase"  in clause  (b) of  the fourth  sentence:
"(except  as  provided  in  the  first  sentence  of  this  Section 6.11)";
(iii) deleting the first sentence in the second paragraph thereof and adding in lieu thereof the following:

Any amount received by the Trustee as an award in such taking shall be paid over by the Trustee to the Company upon the appropriation of net expenditures for property additions in an amount equal to one hundred percent (100%) of such award. Such appropriation shall be evidenced by filing with the Trustee (A) an officers' certificate dated as of a date within 90 days prior to the date of such appropriation, setting forth the information called for by paragraphs (1), (2), (3), (4) and (5) of
Subsection 4.01(d)  of  the  Indenture  and  stating  the  amount   of  net
expenditures for property additions to be so appropriated, (B) an engineer's certificate in the form required by Subsection 4.01(e) of the Indenture if such an engineer's certificate would be required by such Subsection 4.01(e), (C) an opinion of counsel in the form called for by Subsection 4.01(f) of the Indenture and (D) such further documents required by the provisions of Article 15 of the Indenture.

and (iv) deleting the first sentence in the third paragraph thereof.

Section 7. The Company, and the holders of the Series HH bonds by their acceptance and holding thereof, hereby consent and agree to the amendment of Section 9.04 of the Indenture by (i) adding the following phrase at the end of the second sentence of Subsection 9.04(b): "and provided, further, however, that if the proceeds from the sale of any such property amount to less than one-tenth of one percent (0.1%) of the book value, determined in accordance with generally accepted accounting principles, of the mortgaged property of the Company at that time, the Company shall not be required to deposit such proceeds with the Trustee"; (ii) deleting the words "and a sworn statement of an independent engineer" and the words "and such engineer" in Subsection 9.04(d); and (iii) deleting the words "in addition to any certificate required by Subsection (d) of this Section" in the first sentence of Subsection 9.04(e). The Company, and the holders of the Series HH bonds by their acceptance and holding thereof, hereby further consent and agree that, at such time as the foregoing amendments to
Section 9.04 of the Indenture become effective, the release of property from the lien of the Indenture upon its sale or exchange shall be governed by said Section 9.04, notwithstanding any provisions to the contrary (relating to specific parcels of real estate) contained in the Third and the Fifth Supplemental Indentures.

Section 8. The amendments to the Indenture set forth in Sections 3 through 7 of this Article III shall be effective on the earlier date on which either (a) no Bonds of Series R shall be outstanding or (b) such amendment shall have become effective upon the consent of the holders of the Bonds of Series R.

Section 9. The Company, and the holders of the Series HH bonds by their acceptance and holding thereof, hereby consent and agree to the amendment of Section 13.09 of the Indenture by deleting the phrase "seventy-five percent (75%)" in each place where it appears and inserting in lieu thereof the phrase "sixty-six and two-thirds percent (66 2/3%)". Such amendment shall be effective on the earlier date on which either (a) no Bonds of Series R shall be outstanding or (b) such amendment shall have become effective upon the consent of the holders of the Bonds of Series R; provided, however, that such amendment shall be effective immediately with respect to any modification or waiver of any right which shall have been specifically provided in respect of the Series HH bonds.

Section 10. The Company, and the holders of the Series HH bonds by their acceptance and holding thereof, hereby consent and agree that the Series HH bonds may be executed by the facsimile signature of the Company's president or one of its vice-presidents under its corporate seal, attested by the facsimile signature of the Company's secretary or one of its assistant secretaries.

Section 11. This Thirty-Fifth Supplemental Indenture of Mortgage may be simultaneously executed in several counterparts, each of which shall be an original, and all of which shall constitute but one and the same instrument. The Indenture shall constitute one agreement between the parties.

Section 12. The aggregate principal amount of Series HH bonds authorized by this Indenture is limited to Seventy Million Dollars ($70,000,000), and the Company shall not execute and the Trustee shall not authenticate or deliver Series HH bonds in excess of such aggregate principal amount, provided that nothing contained in this Section or elsewhere in this Indenture, or in the Series HH bonds, is intended to or shall limit execution by the Company or authentication or delivery by the Trustee of Series HH bonds under the circumstances contemplated by Sections 1.12 and 1.13 of the Original Indenture.

Section 13. The Original Indenture as heretofore amended and supplemented and as amended and supplemented by this Thirty-Fifth Supplemental Indenture shall be, remain and continue in full force and effect; and the Original Indenture as so amended and supplemented is in all respects hereby ratified and confirmed.


In Witness Whereof, United Telephone Company of Florida, party of the first part, has caused these presents to be signed in its name and behalf by its President or one of its Vice Presidents, and its corporate seal to be affixed, and said seal to be attested by the signature of its Secretary or an Assistant Secretary, and the due execution of these presents to be proved; The Bank of New York, party of the second part, has caused these presents to be signed in its name and behalf by its Vice President, and its corporate seal to be hereunto affixed, and said seal to be attested by the signature of an Assistant Treasurer, and the due execution of these presents to be proved; and all of which shall be effective as of the 15th day of January, 1995.

                          United Telephone Company
                                 of Florida

                         By  /s/ RICHARD D. MCRAE
                            --------------------------
                      Richard D. McRae, Vice President

Attest:

/s/ Jerry M. Johns
------------------
Jerry M. Johns,
Secretary

Signed, sealed, executed, acknowledged and delivered by United Telephone Company of Florida, in the presence of:

[Corporate Seal]

/s/ SUSAN V. STUCKER
--------------------

Susan V. Stucker

/s/ MONIKA BAILEY
-----------------


Monika Bailey


                            The Bank of New York

                         By /s/ Michael J. Pellino
                            ----------------------


                     Michael J. Pellino, Vice President

Attest:

/s/ Garrett P. Smith
---------------------


Garrett P. Smith,
Assistant Treasurer

Signed, sealed, executed, acknowledged and delivered by The Bank of New York, in the presence of:

[Corporate Seal]

/s/ Susan V. Stucker
--------------------
Susan V. Stucker


/s/ Monika Bailey
-----------------
Monika Bailey


State of Florida
ss.:
County of Orange




Before me, the undersigned, a notary public in and for the State and County aforesaid, an officer duly authorized to take acknowledgments of deeds and other instruments, personally appeared Richard D. McRae, Vice President of United Telephone Company of Florida, a corporation, party of the first part in and to the above written instrument, and also personally appeared before me Jerry M. Johns, Secretary of said corporation; and said persons being severally well known to me or produced their driver's license as identification and who, as such Vice President and as such Secretary, executed the above written instrument on behalf of said corporation; and he, the Vice President, acknowledged that as such Vice President he subscribed the said corporate name to said instrument on behalf and by authority of said corporation, and he, the Secretary, acknowledged that he affixed the seal of said corporation to said instrument and attested the same by subscribing his name as Secretary of said corporation, by authority and on behalf of said corporation, and each of the two persons above named acknowledged that they, as such Vice President and Secretary, delivered said instrument by authority and on behalf of said corporation, and that all such acts were done freely and voluntarily and for the uses and purposes in said instrument set forth, and that such instrument is the free act and deed of said corporation; and each of said persons further acknowledged and declared that he knows the seal of said corporation, and that the seal affixed to said instrument is the corporate seal of the corporation aforesaid.

In Witness Whereof, I have hereunto set my hand and affixed my official seal this 13th day of January, 1995, at Apopka in the State and County aforesaid.

                                   /s/ Pamela Campbell
                                   -------------------
                                   Pamela Campbell
[Notarial Seal]                    PAMELA CAMPBELL
                                   NOTARY PUBLIC STATE OF FLORIDA

                                   Notary Public - State of Florida
                                   My Commission Expires
                                   December 28, 1995
                                   CC159485

State of Florida
ss.:
County of Orange

Before me, the undersigned, a notary public in and for the State and County aforesaid, an officer duly authorized to take acknowledgments of deeds and other instruments, personally appeared Michael J. Pellino, Vice President of The Bank of New York, a New York state banking corporation, party of the second part in and to the above written instrument, and also appeared before me Garrett P. Smith, Assistant Treasurer of said corporation; and said persons being severally well known to me or produced their driver's license as identification and who, as such Vice President and as such Assistant Treasurer, executed the above written instrument on behalf of said corporation; and the said Vice President acknowledged that as such
Vice President he subscribed the name of said corporation to said instrument on behalf and by authority of said corporation, and the said
Assistant Treasurer acknowledged that he affixed the seal of said corporation to said instrument and attested the same by authority and on behalf of said corporation, and each of the two persons above named acknowledged that they, as such Vice President and as such Assistant Treasurer, delivered said instrument by authority and on behalf of said corporation, and that all such acts were done freely and voluntarily and for the uses and purposes in said instrument set forth and that such instrument is the free act and deed of said corporation; and each of said persons further acknowledged and declared that said person knows the corporate seal of said corporation, and that the seal affixed to said instrument is the corporate seal of the corporation aforesaid.

In Witness Whereof, I have hereunto set my hand and affixed my official seal this 13th day of January, 1995, at Apopka, in the State and County aforesaid.

                                   Pamela Campbell

[Notarial Seal]

                                   PAMELA CAMPBELL
                                   NOTARY PUBLIC STATE OF FLORIDA

                                   Notary Public - State of Florida
                                   My Commission Expires
                                   December 28, 1995
                                   CC159485


To qualify for the excise tax treatment provided for in Section 201.08(4), Florida Statutes (1993), the Company states that the Original Indenture and First through Thirty-Fourth Supplemental Indentures were recorded in the counties and at the book and page numbers set forth below:

Charlotte County: O.R. 865,  p. 1354; O.R. 875, p. 961; O.R.  920, p. 2145;
O.R.  1061,  p. 1865; O.R.  1251, p. 0954;  O.R.  1277, p. 926;  O.R. 1286,
p.1619. Citrus County: M.B. 16 p. 224; M.B. 16 p. 323; M.B. 17 p. 262; M.B.
18 p. 80; M.B. 18  p. 87; M.B. 18 p. 227; M.B.  18 p. 546; M.B. 22  p. 371;
O.R. 3  p. 432; O.R. 12  p. 281; O.R. 16  p. 495; O.R.  21 p. 183; O.R.  33
p. 324; O.R. 46 p. 1; O.R. 60 p. 232; O.R. 79 p. 545;  O.R. 97 p. 500; O.R.
113  p. 542; O.R.  117 p. 65;  O.R. 161  p. 193; O.R.  177 p. 94;  O.R. 278
p. 28; O.R.  300 p. 799; O.R. 321 p. 759; O.R. 341 p. 707; O.R. 381 p. 627;
O.R. 597  p. 1055; O.R. 707, p. 1843; O.R. 740, p. 0288; O.R. 829, p. 1839;
O.R. 0963,  p. 0250; O.R. 982, p. 239;  O.R. 989,  p. 942. Collier  County:
O.R.  1195, p. 163;  O.R.  1208, p. 167;  O.R.  1269, p. 1422;  O.R.  1471,
p. 2037;   O.R.   1778,   p. 001297;   O.R. 1825,   p. 1682;   O.R.   1842,
pp. 1107-1139. DeSoto County: O.R. 224, p. 490; O.R. 226, p. 647; O.R. 236,
p. 1109; O.R. 263, p. 369;  O.R. 307, p. 567; O.R. 313, p. 1062;  O.R. 315,
p. 1120.  Glades  County: O.R.  104, p. 247;  O.R.  105, p. 893;  O.R. 109,
p. 1024; O.R. 120, p. 862;  O.R. 138, p. 0340; O.R. 140, p. 852;  O.R. 141,
pp.772-804.  Hardee County: O.R. 323,  p. 463; O.R. 326,  p. 131; O.R. 338,
p. 831; O.R.  378, p. 245; O.R.  438, p. 248; O.R.  445, p. 747;  O.R. 448,
p. 548.  Hendry County:  O.R.  374, p. 889;  O.R.  378, p. 976;  O.R.  395,
p. 977;  O.R. 439, p. 579; O.R. 0490, p. 1884; O.R. 495, p. 1519; O.R. 497,
pp. 1492-1524.  Hernando County:  M.B. 79  p. 418; M.B.  79 p. 468;  O.R. 2
p. 97;  O.R. 3 p. 59; O.R. 9 p. 456; O.R. 16 p. 14; O.R. 25 p. 283; O.R. 32
p. 370;  O.R. 43 p. 353;  O.R. 57 p. 183;  O.R. 69 p. 255;  O.R. 78 p. 272;
O.R. 80 p. 333; O.R. 103  p. 321; O.R. 111 p. 57;  O.R. 253 p. 1; O.R.  284
p. 100; O.R. 301 p. 881; O.R. 316 p. 65; O.R. 346 p. 892; O.R. 503 p. 1967;
O.R. 617, p. 0989;  O.R. 650, p. 1781; O.R. 751, p. 814; O.R. 892, p. 1059;
O.R. 913, p. 163; O.R.  920, p. 1745. Highlands  County: O.R. 885,  p. 377;
O.R. 897, p. 590; O.R.  947, p. 374; O.R. 1075, p. 69; O.R.  1199, p. 0414;
O.R. 1216, p. 657; O.R. 1221, p. 1890. Lake County: M.B. 85 p. 564; M.B. 86
p. 1; M.B.  108 p. 425; M.B. 109  p. 33; M.B. 110 p. 565;  M.B. 116 p. 171;
M.B. 121  p. 237; M.B. 150 p. 459;  M.B. 161 p. 541; M.B.  172 p. 465; M.B.
179 p. 77; M.B. 183 p. 360; M.B. 194 p. 335; O.R. 29 p. 358; O.R. 70 p. 20;
O.R. 114 p. 188; O.R. 153 p. 11; O.R. 188 p. 432; O.R. 196 p. 109; O.R. 264
p. 899; O.R.  283 p. 525; O.R. 422  p. 64; O.R. 454 p. 9;  O.R. 484 p. 362;
O.R. 510  p. 84; O.R. 565 p. 930; O.R. 750 p. 1494; O.R. 884, p. 1085; O.R.
920,  p. 816; O.R. 1027, p. 2289;  O.R. 1200, p. 0812;  O.R. 1225, p. 1430;
O.R. 1235, p. 1085.  Lee County:  O.R. 1846, p. 1769;  O.R. 1858,  p. 4657;
O.R.  1917, p. 3070;  O.R. 2098,  p. 1945; O.R.  2347, p. 0583;  O.R. 2387,
p. 1402; O.R. 2403, pp.1793-1825. Levy County: M.B. 2 p. 10; M.B. 2 p. 270;
M.B. 2 p. 324; M.B. 2 p. 422; M.B.  4 p. 34; M.B. 4 p. 251; M.B. 4  p. 420;
M.B. 4 p. 569; M.B. 5 p. 426; M.B. 8 p. 391; M.B. 9 p. 540; M.B. 11 p. 325;
M.B. 12 p. 179;  M.B. 12 p. 540;  M.B. 14 p. 440; M.B.  16 p. 434; M.B.  19
p. 17; M.B. 21 p. 588; M.B. 24 p. 378; M.B. 26 p. 566; M.B. 27 p. 320; M.B.
32  p. 423; M.B. 34 p. 263;  O.R. 18 p. 197; O.R.  28 p. 753; O.R. 38 p. 2;
O.R. 47 p. 399; O.R. 66 p. 587; O.R. 193 p. 59; O.R. 274, p. 475; O.R. 293,
p. 274; O.R.  369, p. 676; O.R. 0478, p. 107;  O.R. 492, p. 292; O.R. 0497,
p. 435. Marion  County: M.B. 95  p. 126; M.B. 96  p. 190; M.B. 107  p. 266;
M.B. 110  p. 431; M.B. 113 p. 450;  M.B. 118 p. 401; M.B.  127 p. 359; M.B.
155 p. 274;  M.B. 170 p. 494;  M.B. 185 p. 231;  M.B. 193 p. 515;  M.B. 200
p. 40; M.B.  213 p. 306; M.B. 227  p. 17; M.B. 243 p. 324;  O.R. 31 p. 305;
O.R. 63 p. 457;  O.R. 96 p. 1;  O.R. 103 p. 454;  O.R. 193 p. 1;  O.R. 0222
p. 0435; O.R. 0449 p. 0701; O.R. 0495 p. 0341; O.R. 0533 p. 0670; O.R. 0570
p. 0708;  O.R. 0653  p. 0453; O.R.  1112 p. 1058;  O.R. 1363,  p. 952; O.R.
1427,  p. 1343; O.R. 1605, p. 430;  O.R. 1884, p. 1721;  O.R. 1925, p. 146;
O.R. 1939, p.1812. Monroe County: O.R. 973  p. 1496; O.R. 982, p. 787; O.R.
1012,  p. 1947; O.R. 1106, p. 0174; O.R. 1236, p. 2309; O.R. 1256, p. 2161;
O.R. 1264,  pp. 586-617. Okeechobee  County:  O.R. 277  p. 1697; O.R.  279,
p. 1659;  O.R. 237, p. 124; O.R.  307, p. 998; O.R.  340, p. 325; O.R. 345,
p. 82; O.R. 346, p. 1021. Orange County: M.B. 266, p. 397; M.B. 285 p. 443;
M.B. 325  p. 403; M.B. 344 p. 352;  M.B. 350 p. 487; M.B.  369 p. 344; M.B.
394 p. 442;  M.B. 507 p. 601;  M.B. 547 p. 356;  M.B. 586 p. 465;  M.B. 612
p. 672; O.R. 48 p. 396; O.R. 173 p. 418; O.R. 293 p. 700; O.R. 467, p. 159;
O.R. 691 p. 294; O.R. 862 p. 236; O.R. 1006 p. 652; O.R.  1032 p. 718; O.R.
1346 p. 744; O.R.  1430, p. 912; O.R. 2022  p. 842; O.R. 2170  p. 581; O.R.
2303 p. 590;  O.R. 2420 p. 231; O.R.  2569 p. 841; O.R. 3283  p. 2308; O.R.
3807, p. 1587; O.R. 3888,  p. 166; O.R. 4117, p. 1085; O.R.  4498, p. 1915;
O.R. 4561, p. 4305;  O.R. 4585,  p. 1953. Osceola County:  M.B. 16  p. 246;
M.B. 17  p. 86; M.B.  19 p. 480; M.B.  20 p. 361; M.B.  24 p. 123;  M.B. 24
p. 507; M.B. 25  p. 371; M.B. 36  p. 221; M.B. 39  p. 438; M.B. 43  p. 208;
M.B. 45  p. 30; M.B.  46 p. 328;  M.B. 50  p. 299; O.R.  15  p. 1; O.R.  33
p. 465; O.R. 56 p. 39; O.R. 72 p. 382; O.R. 84 p. 526; O.R. 87 p. 501; O.R.
120 p. 143; O.R.  130 p. 327; O.R.  211 p. 465; O.R.  234 p. 338; O.R.  251
p. 19; O.R. 266 p. 167; O.R. 297 p. 20; O.R. 582 p. 774; O.R. 810, p. 2240;
O.R.  840,  p. 827;  O.R. 938,  p. 2690;  O.R.  1100,  p. 0375; O.R.  1124,
p. 2305; O.R. 1132, p. 2327. Palm Beach County: O.R. 4872 p. 633; O.R. 4893
p. 94; O.R. 4949, p. 1794; O.R. 5285, p. 998; O.R. 6205, p. 725; O.R. 7512,
p. 124; O.R. 7708, p. 22; O.R. 7786, p. 423.  Pasco County: M.B. 38 p. 246;
M.B. 38 p. 384;  M.B. 41 p. 414; M.B.  44 p. 396; M.B.  46 p. 284; M.B.  47
p. 266; M.B. 48 p. 556; M.B. 62 p. 125; O.R. 4 p. 36;  O.R. 20 p. 289; O.R.
30 p. 54;  O.R. 37 p. 367; O.R. 61 p. 188; O.R. 80 p. 495; O.R. 106 p. 279;
O.R. 137  p. 356; O.R. 166 p. 569;  O.R. 191 p. 691; O.R.  197 p. 290; O.R.
261 p. 639;  O.R. 287 p. 218;  O.R. 525 p. 126;  O.R. 581 p. 497;  O.R. 636
p. 609; O.R.  689  p. 16; O.R.  766 p. 1479;  O.R. 1191  p. 42; O.R.  1522,
p. 1777; O.R. 1609, p. 0001;  O.R. 1842, p. 1967; O.R. 3096,  p. 0047; O.R.
3149, p. 1290; O.R. 3169, p. 1936. Polk County: O.R. 2420 p. 133; O.R. 2442
p. 428; O.R. 2530,  p. 236; O.R.  2781, p. 2255; O.R.  3178, p. 0030;  O.R.
3235, p. 1286; O.R.  3255, p. 2169.  St. Lucie County:  O.R. 499,  p. 1715;
O.R. 508, p. 702; O.R. 543, p. 302; O.R.  655, p. 2685; O.R. 0819, p. 1114;
O.R.  0840, p. 2914; O.R. 848, p. 1282. Seminole County: O.R. 1394 p. 1086;
O.R.  1729 p. 490;  O.R.  1754, p. 1170;  O.R.  1849, p. 1983;  O.R.  2109,
p. 0502;  O.R. 2517, p. 1183; O.R. 2585, p. 0040; O.R. 2611, p. 308. Sumter
County: M.B. 22 p. 219; M.B. 22 p. 341; M.B. 25 p. 328; M.B. 26 p. 95; M.B.
26 p. 299; M.B. 27 p. 427;  M.B. 29 p. 92; M.B. 35 p. 538; M.B.  38 p. 267;
M.B. 40  p. 453; M.B. 41  p. 458; M.B. 42 p. 368;  M.B. 44 p. 478;  M.B. 47
p. 10; O.R. 8 p. 175; O.R. 18 p. 262; O.R. 27 p. 580; O.R. 36  p. 465; O.R.
38 p. 378;  O.R. 59  p. 302;  O.R. 66  p. 639; O.R.  115  p. 485; O.R.  125
p. 531; O.R. 134 p. 162; O.R. 141  p. 491; O.R. 156 p. 741; O.R. 259 p. 50;
O.R. 328,  p. 433; O.R. 345,  p. 238; O.R.  394, p. 381; O.R.  470, p. 390;
O.R. 482, p. 388; O.R. 487, p. 12. Volusia  County: O.R. 2817 p. 1724; O.R.
2849, p. 0999; O.R. 2982,  p. 1667; O.R. 3364, p. 403; O.R.  3793, p. 0075;
O.R. 3827, p. 3954; O.R. 3840, p. 1729.