Form 10-Q
period 1995-03-31
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1995-05-12
CIK 37664

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

   (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

          For the quarterly period ended     March 31, 1995
                                          ---------------------
                                  OR

   (  ) Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

        For the transition period from ____________ to ______________



          Commission file number             0-1244
                                  ---------------------------

                    UNITED TELEPHONE COMPANY OF FLORIDA
                ---------------------------------------------
        (Exact name of registrant as specified in its charter)

   FLORIDA                                                59-0248365
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification No.)


       P. O. BOX 165000, Altamonte Springs, Florida  32716-5000
       --------------------------------------------------------
               (Address of principal executive offices)


                           (407) 889-6010
                           --------------
         (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X          No
                            -----           ------

   There are 6,500,000 shares of common stock, par value $2.50, outstanding as of the date of filing this report.

                        UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                      INDEX




   Part I - Financial  Information                                      Page

   Item 1.
        Consolidated  Balance Sheets  as of  March 31,  1995 and
            December 31, 1994  . . . . . . . . . . . . . . . . . . . . . 1

        Consolidated Statements of Income for the Three Months Ended
            March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . 3

        Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . 4

        Notes to Consolidated Financial Statements . . . . . . . . . . . 5

   Item 2.
        Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . .6


   Part II - Other Information

        Item 1. Legal Proceedings .  . . . . . . . . . . . . . . . . . . 10

        Item 2. Changes in Securities . . . . . . . . . . . . . . . . . .10

        Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . 10

        Item 4. Submission of Matters to a Vote of Security Holders . . .10

        Item 5. Other Information . . . . . . . . . . . . . . . . . . . .10

        Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . 10

        Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                                                                       PART I.
                                                                       Item 1.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                March 31,        December 31,
                ASSETS                            1995              1994
                                               -----------       ------------
                                              (Unaudited)
   CURRENT ASSETS
     Cash                                      $     2,999       $      9,473
     Receivables:
       Interexchange carriers                       42,652             36,993
       Customers and other                          78,975             78,805
       Unbilled toll                                22,804             22,597
       Affiliated companies                         31,529             26,844
       Allowance for uncollectible accounts         (3,446)            (3,318)
       Inventories                                  25,574             27,426
       Prepayments                                   4,948              6,158
     Deferred tax asset                             11,056              8,801
                                               -----------       ------------
                                                   217,091            213,779


   PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                            150,720            149,033
     Telephone network equipment and outside     2,178,362          2,160,156
     Other                                         129,830            127,453
     Construction in progress                       51,176             40,954
                                               -----------       ------------
                                                 2,510,088          2,477,596
     Less accumulated depreciation               1,112,017          1,076,007
                                               -----------       ------------
                                                 1,398,071          1,401,589



   DEFERRED CHARGES AND OTHER ASSETS                50,948             49,926


                                               -----------       ------------
                                               $ 1,666,110       $  1,665,294
                                               ===========       ============



                                                                       PART I.
                                                                       Item 1.



                                                March 31,        December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY            1995               1994
                                              ------------       ------------
                                              (Unaudited)
   CURRENT LIABILITIES
     Outstanding checks in excess of cash      $     8,770       $      3,215
     Commercial paper                               30,272             39,809
     Current maturities of long-term debt            2,123              4,467
     Accounts payable:
       Interexchange carriers                       62,205             56,170
       Affiliated companies                         33,302             39,816
       Other                                        18,228             33,616
     Advance billings                               16,805             15,883
     Accrued vacation pay                           15,934             15,382
     Accrued taxes                                  34,258              4,350
     Other                                          33,315             37,653
                                              ------------       ------------
                                                   255,212            250,361

   LONG-TERM DEBT                                  438,155            439,495


   DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                         193,066            196,139
     Deferred investment tax credits                18,765             19,636
     Postretirement and other benefit obligations   50,643             46,712
     Other                                          16,548             17,614
                                              ------------       ------------
                                                   279,022            280,101



   REDEEMABLE PREFERRED STOCK
      Series 1959, at redemption value                 340                340
      Series 1961, at redemption value                 108                108
      Series 1966, at redemption value               1,531              1,531
                                              ------------       ------------
                                                     1,979              1,979


   COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
     Common stock, authorized 16,000,000 shares, par
       value $2.50, issued and outstanding          16,250             16,250
     Capital in excess of par value                166,448            166,448
     Retained earnings                             509,044            510,660

                                              ------------       ------------
                                                   691,742            693,358
                                              ------------       ------------

                                              $  1,666,110       $  1,665,294
                                              ============       ============

   See Accompanying Condensed Notes to Consolidated Financial Statements

                                      2

                                                                       PART I.
                                                                       Item 1.

                        UNITED TELEPHONE COMPANY OF FLORIDA
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)

                                                        Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                    1995                 1994
                                                    ----                 ----
                                                           (Unaudited)
   OPERATING REVENUES
     Local service                              $   89,155         $   83,178
     Network access service                         83,691             79,237
     Long distance service                          20,883             21,968
     Miscellaneous                                  33,460             27,153
                                                ----------         ----------
                                                   227,189            211,536

   OPERATING EXPENSES
     Plant expense                                  59,689             51,484
     Depreciation                                   48,337             38,956
     Customer operations                            31,445             28,083
     Corporate operations                           19,882             21,484
     Other operating expenses                        6,692              5,282
       Taxes:
         Federal income:
          Current                                   20,866             19,360
          Deferred                                  (5,105)            (2,528)
          Deferred investment tax credits             (871)              (704)
          State, local and miscellaneous             8,930              9,026
                                                ----------         ----------
                                                   189,865            170,443
                                                ----------         ----------
   OPERATING INCOME                                 37,324             41,093

   INTEREST CHARGES
     Interest on long-term debt                      8,336              7,790
     Interest on short-term debt                       521                329
     Other interest                                    825                634
                                                ----------         ----------
                                                     9,682              8,753

   OTHER INCOME
     Interest charged to construction                    -                113
     Interest income                                    16                 16
                                                ----------         ----------
                                                        16                129
                                                ----------         ----------
   NET INCOME                                   $   27,658         $   32,469
                                                ==========         ==========





   See Accompanying Condensed Notes to Consolidated Financial Statements

                                      3

                                                                       PART I.
                                                                       Item 1.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                           ------------------------
                                                             1995             1994
                                                           --------         --------
                                                                    (Unaudited)
   OPERATING ACTIVITIES
     Net income                                            $ 27,658        $ 32,469
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation                                          48,337          38,956
       Increase in deferred income taxes and
        net investment tax credits                           (6,699)         (4,795)

     Changes in operating assets and liabilities:
      Increase in accounts receivable                       (10,593)         (3,736)
      (Increase) decrease in inventories                      1,852          (3,574)
      (Increase) decrease in prepayments                      1,210          (3,334)
      Increase in accounts payable, accrued
        expenses and other current liabilities               16,732          43,021
      Increase (decrease) in noncurrent assets
        and liabilities, net                                  1,250          (5,817)
                                                           --------        --------
   NET CASH PROVIDED BY OPERATING  ACTIVITIES                79,747          93,190


   INVESTING ACTIVITIES
     Additions to property, plant and equipment             (45,110)        (37,500)
     Net salvage from plant and equipment retired               291            (491)
                                                           --------        --------
     NET CASH USED BY INVESTING ACTIVITIES                  (44,819)        (37,991)


   FINANCING ACTIVITIES
        Proceeds from long-term debt                         70,000               -
        Principal payments and retirements  of long-term d   (2,591)            (66)
        Decrease in commercial paper                        (79,537)        (31,810)
        Dividends paid                                      (29,274)        (22,451)
                                                           --------        --------
        NET CASH USED BY FINANCING ACTIVITIES               (41,402)        (54,327)



   INCREASE (DECREASE) IN CASH                               (6,474)            872


   CASH AT  BEGINNING OF PERIOD                               9,473           2,353
                                                           --------        --------

   CASH AT END OF PERIOD                                   $  2,999        $  3,225
                                                           ========        ========



        See Accompanying Condensed Notes to Consolidated Financial Statements

                                      4

                                                                       PART I.
                                                                       Item 1.

                       UNITED TELEPHONE COMPANY OF FLORIDA
               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1995
                                   (UNAUDITED)


   The information contained in this Form 10-Q for the three month interim periods ended March 31, 1995 and 1994 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals to present fairly the consolidated financial position, results of operations and cash flows for such interim periods have been made.

   Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1995.

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

   3.   SUPPLEMENTAL CASH FLOWS INFORMATION

     The  following   are  the  supplemental  disclosures   required  for  the
     Consolidated Statements of Cash Flows:
                                            Three Months Ended
                                                 March 31,
                                         ------------------------
                                           1995            1994
                                         --------        --------
                                               (In Thousands)
                  Cash paid for:
                  Interest, net of amounts
                        capitalized      $ 12,576        $ 11,216
                  Income taxes           $    407        $ 10,709


                                                                       PART I.
                                                                       Item 2.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                  MARCH 31, 1995



   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Regulatory Issues

   In June 1994, the Company entered into a stipulation with the Florida Public Service Commission (FPSC) whereby the Company's intrastate rates were reduced by $17.6 million on an annual basis beginning July 1, 1994. Approximately $9.9 million of the rate reduction was in intrastate access elements and was intended to bring the intrastate access rates more in line with interstate rates. Approximately $5.0 million of the rate reduction was in intraLATA toll rates, and $2.7 million in local service revenue. In addition, the Company agreed to record additional depreciation of $2.8 million ($2.1 million intrastate), which was recognized in the second quarter of 1994. The Company's allowed intrastate return on equity was capped at 13.0 percent for 1994 with any earnings in excess of 13.0 percent to be deferred to 1995 when the maximum allowed return reverted to 13.5 percent.

   In November 1994, in compliance with FPSC regulations, the Company filed its triennial depreciation study seeking an increase in annual depreciation expense of approximately $16.3 million effective January 1, 1995. The Company seeks shorter service lives to recognize obsolescence caused by emerging technologies required to meet customer demands for more sophisticated voice and data facilities. On January 17, 1995, the FPSC allowed the Company to implement, on a preliminary basis, the proposed rates, reduced by a one-time depreciation charge of $3.2 million ($2.4 million intrastate) recorded in 1994 which served to bring the Company's 1994 intrastate return on equity below the 13.0 percent cap noted above. On March 1, 1995, the Office of Public Counsel filed a petition for a hearing in protest of the FPSC's approval of the early implementation of the depreciation rates. A final ruling on depreciation rates is not expected until late 1995 or early 1996.

   In December 1994, the FPSC approved the Company's proposal for additional intrastate and other rate reductions with an effective date of January 1, 1995. The total proposed revenue reduction is projected to be $10.6 million in 1995, $9.0 million of which is in switched access charge reductions and the remainder in cellular interconnection usage rates and intraLATA toll rates.

                                                                       PART I.
                                                                       Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                  MARCH 31, 1995


   Liquidity and Capital Resources

   Net cash provided by operating activities decreased to $79.7 million for the three months ended March 31, 1995, compared to $93.2 million for the same period in 1994. The decrease in net cash generated is primarily due to a reduction in accounts payable and an increase in accounts receivable, partially offset by increased accrued taxes.

   Cash used by investing activities increased to $44.8 million for the three months ended March 31, 1995, compared to $38.0 million for the same period in 1994. This is due to an increase in additions to property, plant and equipment in order to accommodate access line growth.
   Cash used by financing activities decreased to $41.4 million for the three months ended March 31, 1995, compared to $54.3 million for the same period in 1994. In January 1995, the Company issued $70 million of 8.375 percent Series HH bonds. These proceeds were offset by a decrease in commercial paper outstanding. As of December 31, 1994, $70 million of the commercial paper outstanding had been reclassified as long-term debt due to the anticipated January 1995 refinancing of such borrowings on a long-term basis. At March 31, 1995, the Company's lines of credit totaled $105 million, of which $74.7 million was unused.

   The Company's ratio of common equity to total capital was 59.4 percent at March 31, 1995, compared to 58.8 percent at December 31, 1994, and 62.8 percent at March 31, 1994. The short-term debt to total capital ratio was
   2.6 percent at March 31, 1995, compared to 3.4 percent at December 31, 1994, and 3.1 percent at March 31, 1994.

                                                                       PART I.
                                                                       Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                 MARCH 31, 1995


   Results of Operations

   Local service revenues are derived from providing telephone exchange services. Local service revenues increased $6.0 million for the three months ended March 31, 1995, primarily due to access line growth and increases in demand for custom calling features and inside wire maintenance contracts.

   Network access service revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where long distance service is not provided entirely by the Company. Network access revenues increased $4.5 million for the three months ended March 31, 1995, primarily due to increased usage of the network, partially offset by access rate reductions that went into effect July 1, 1994 and January 1, 1995.

   Long distance revenues are derived principally from providing long distance services within designated areas. Revenues decreased $1.1 million for the three months ended March 31, 1995 primarily due to rate reductions effective July 1, 1994 and January 1, 1995.

   Miscellaneous revenues include revenues related to directory publishing fees, the provision of billing and collection services and operator services for interexchange carriers, sales of telecommunication equipment and leasing of network facilities. The increase in miscellaneous revenues of $6.3 million for the three months ended March 31, 1995, was primarily due to increases in equipment sales, direct marketing services and directory revenues.

   Plant expenses increased $8.2 million for the three months ended March 31, 1995, due to increased access line growth and movement and repairs of cable and wire. Additionally, the level of central office software expense increased $1.4 million for the three months ended March 31, 1995.

   Depreciation expense increased $9.4 million for the three months ended March 31, 1995, primarily due to the implementation of new interim depreciation rates effective January 1, 1995 as well as an increase in the depreciable asset base.

   Customer operations expense increased $3.4 million for the three months ended March 31, 1995, primarily due to increases in sales expense associated with increased equipment sales and to expanded hours of business office operations and increases in the number of customer contacts.

                                                                       PART I.
                                                                       Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                 MARCH 31, 1995


   Results of Operations  (Continued)

   Corporate operations expense decreased $1.6 million for the three months ended March 31, 1995, due to a decrease in postretirement benefits costs, resulting from new demographic assumptions, as well as a decrease in advertising costs.

   Other operating expenses increased $1.4 million for the three months ended March 31, 1995, primarily due to an increase in the cost of sales of key and PBX equipment and telephone instruments consistent with higher sales of these products.

   Non-Operating Items

   In May 1994, the FPSC staff, citing the immateriality of interest capitalized on long-term construction projects, filed comments with the FCC supporting the elimination of interest charged to construction. In addition, the FPSC directed the Company to cease recognizing interest charged to construction effective November 1, 1994. In February 1995, the FCC issued an order which not only upheld the calculation of interest during construction on long-term construction projects, but ordered that such interest be calculated on all projects whose estimated gross additions exceed $100,000. The Company has until September 1995 to comply with the order.

   Other Matters

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

   In the event the Company determines that its operations no longer qualify for the application of the provisions of SFAS No. 71, the Company would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities. The resulting material noncash charge would be recorded as an extraordinary item.

                                                                      PART II.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                           QUARTER ENDED MARCH 31, 1995

                                OTHER INFORMATION


   Item 1.   Legal Proceedings

             There were no reportable events during the quarter ended March 31, 1995.

   Item 2.   Changes in Securities

             There were no reportable events during the quarter ended March 31, 1995.

   Item 3.   Defaults Upon Senior Securities

             There were no reportable events during the quarter ended March 31, 1995.

   Item 4.   Submission of Matters to a Vote of Security Holders

             On February 28, 1995, the shareholders, at their annual meeting, approved an amendment to the bylaws which revised the existing provision indemnifying officers and directors to align the provision with current Florida law and insurance coverage maintained by the corporation.

   Item 5.   Other Information

             There were no reportable events during the quarter ended March 31, 1995.

   Item 6.   Exhibits and Reports on Form 8-K

             No reports on Form 8-K were required to be filed during the quarter ended March 31, 1995.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                           QUARTER ENDED MARCH 31, 1995

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           UNITED TELEPHONE COMPANY OF FLORIDA
                                           ___________________________________
                                                       (Registrant)



   Date  May 11, 1995                   By /s/  J. I. Lehman
                                           -----------------------------------
                                           Controller & Chief Accounting Officer