Form 10-Q/A
period 1995-03-31
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1995-05-12
CIK 37664

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q/A

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

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                           QUARTER ENDED MARCH 31, 1995

                                     PURPOSE


   The purpose of this amendment is to file the Financial Data Schedule which was inadvertently omitted in the original 10-Q filing.

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