Form 10-Q
period 1995-06-30
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1995-08-14
CIK 37664

UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION

			 Washington, D.C. 20549

			       FORM 10-Q

(X)    Quarterly Report Pursuant to Section 13 or 15(d) of the
		    Securities Exchange Act of 1934

	  For the quarterly period ended         June 30, 1995
					 ---------------------------
					 OR

( )    Transition Report Pursuant to Section 13 or 15(d) of the
		      Securities Exchange Act of 1934

       For the transition period from _______________ to  _________________

       Commission file number            0-1244
			       ---------------------------


		   UNITED TELEPHONE COMPANY OF FLORIDA
		   -----------------------------------
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

			Yes   X          No
			    -----           -----

There are 6,500,000 shares of common stock, par value $2.50, outstanding as of the date of filing this report.

		     UNITED TELEPHONE COMPANY OF FLORIDA
				 FORM 10-Q
				   INDEX



Part I - Financial Information                                         Page
------------------------------                                         ----

Item 1.
-------
  Consolidated Balance Sheets as of June 30, 1995 and
       December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . 1

  Consolidated Statements of Income for the Three and Six Months Ended
       June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . .  3

  Consolidated Statements of Cash Flows for the Six Months Ended
       June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . 5

  Condensed Notes to Consolidated Financial Statements . . . . . . . . . 6

Item 2.
-------
  Management's Discussion and Analysis of Financial Condition and
       Results of Operations  . . . . . . . . . . . . . . . . . . . . .  7


Part II - Other InformationPart II - Other Information
------------------------------------------------------

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 11

  Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . 11

  Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . 11

  Item 4.  Submission of Matters to a Vote of Security Holders . . . .  11

  Item 5. Other Information . . . . . . . . .  . . . . . . . . . . . .  11

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  11

  Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

								   PART I.
								   Item 1.

		      UNITED TELEPHONE COMPANY OF FLORIDA
			  CONSOLIDATED BALANCE SHEETS
				(In Thousands)


					      June 30,         December 31,
					       1995               1994
	   ASSETS                          ------------       ------------
					    (Unaudited)
CURRENT ASSETS
   Cash                                    $      4,205       $      9,473
   Receivables:
      Interexchange carriers                     38,379             36,993
      Customers and other                        74,968             78,805
      Unbilled toll                              19,941             22,597
      Affiliated companies                       27,272             26,844
      Allowance for uncollectible accounts       (3,102)            (3,318)
   Inventories                                   25,175             27,426
   Prepayments                                    4,181              6,158
   Deferred tax asset                            11,469              8,801
					   ------------       ------------
						202,488            213,779



PROPERTY, PLANT AND EQUIPMENT
   Land and buildings                           152,198            149,033
   Telephone network equipment and outside    2,197,747          2,160,156
   Other                                        131,865            127,453
   Construction in progress                      55,247             40,954
					   ------------       ------------
					      2,537,057          2,477,596
     Less accumulated depreciation            1,147,261          1,076,007
					   ------------       ------------
					      1,389,796          1,401,589

DEFERRED CHARGES AND OTHER ASSETS                51,403             49,926

					   ------------       ------------
					   $  1,643,687       $  1,665,294
					   ============       ============



								   PART I.
								   Item 1.

					     June 30,         December 31,
					     1995                1994
					   ------------       ------------
CURRENT LIABILITIES                        (unaudited)
   Outstanding checks in excess of cash    $      7,239       $      3,215
   Commercial paper                              22,721             39,809
   Current maturities of long-term debt           2,121              4,467
   Accounts payable:
	Interexchange carriers                   61,376             56,170
	Affiliated companies                     28,293             39,816
	Other                                    23,897             33,616
   Advance billings                              15,619             15,883
   Accrued vacation pay                          16,316             15,382
   Accrued taxes                                 15,962              4,350
   Other                                         36,103             37,653
					   ------------       ------------
						229,647            250,361

LONG-TERM DEBT                                  437,808            439,495


DEFERRED CREDITS AND OTHER LIABILITIES
   Deferred income taxes                        190,269            196,139
   Deferred investment tax credits               18,124             19,636
   Postretirement and other benefit obligations  54,199             46,712
   Other                                         18,133             17,614
					   ------------       ------------
						280,725            280,101

REDEEMABLE PREFERRED STOCK
   Series 1959, at redemption value                 340                340
   Series 1961, at redemption value                 108                108
   Series 1966, at redemption value               1,531              1,531
					   ------------       ------------
						  1,979              1,979

COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
   Common stock, authorized 16,000,000 shares,
      par value $2.50, issued and outstanding
      6,500,000 shares                           16,250             16,250
   Capital in excess of par value               166,448            166,448
   Retained earnings                            510,830            510,660
					   ------------       ------------
						693,528            693,358

					   ------------       ------------
					   $  1,643,687       $  1,665,294
					   ============       ============



     See Accompanying Condensed Notes to Consolidated Financial Statements.

				       2

								   PART I.
								   Item 1.

		      UNITED TELEPHONE COMPANY OF FLORIDA
		       CONSOLIDATED STATEMENTS OF INCOME
				 (In Thousands)

						Three Months Ended
						      June 30,
					   ------------------------------
					      1995                 1994
					   ----------          ----------
						    (Unaudited)
OPERATING REVENUES
     Local service                         $   89,898          $   83,718
     Network access service                    80,422              81,032
     Long distance service                     20,293              20,029
     Miscellaneous                             32,280              29,652
					   ----------          ----------
					      222,893             214,431

OPERATING EXPENSES
     Plant expense                             60,984              53,866
     Depreciation                              46,599              42,973
     Customer operations                       31,155              28,101
     Corporate operations                      19,765              20,900
     Other operating expenses                   5,458               7,097
     Taxes:
	 Federal income:
	   Current                             17,359              16,624
	   Deferred                            (2,855)             (1,285)
	   Deferred investment tax credit, net   (641)               (832)
	 State, local and miscellaneous         8,821               8,799
					   ----------          ----------
					      186,645             176,243

					   ----------          ----------
OPERATING INCOME                               36,248              38,188

INTEREST CHARGES
     Interest on long-term debt                 8,659               7,760
     Interest on short-term debt                   47                 156
     Other interest                               861                 630
					   ----------          ----------
						9,567               8,546

OTHER INCOME
     Interest charged to construction               -                 151
     Interest income                              156                  25
					   ----------          ----------
						  156                 176

					   ----------          ----------
NET INCOME                                 $   26,837          $   29,818
					   ==========          ==========



    See Accompanying Condensed Notes to Consolidated Financial Statements.

				       3

								   PART I.
								   Item 1.

		      UNITED TELEPHONE COMPANY OF FLORIDA
		       CONSOLIDATED STATEMENTS OF INCOME
				(In Thousands)


						   Six Months Ended
						       June 30,
					   ------------------------------
					      1995                1994
					   ----------          ----------
						    (Unaudited)
OPERATING REVENUES
     Local service                         $  179,053          $  166,896
     Network access service                   164,113             160,269
     Long distance service                     41,176              41,997
     Miscellaneous                             65,740              56,805
					   ----------          ----------
					      450,082             425,967

OPERATING EXPENSES
     Plant expense                            120,673             105,350
     Depreciation                              94,936              81,929
     Customer operations                       62,600              56,184
     Corporate operations                      39,647              42,384
     Other operating expenses                  12,150              12,379
     Taxes:
	 Federal income:
	   Current                             38,225              35,984
	   Deferred                            (7,960)             (3,813)
	   Deferred investment tax credit,net  (1,512)             (1,536)
	 State, local and miscellaneous        17,751              17,825
					   ----------          ----------
					      376,510             346,686

					   ----------          ----------
OPERATING INCOME                               73,572              79,281

INTEREST CHARGES
     Interest on long-term debt                16,995              15,550
     Interest on short-term debt                  568                 485
     Other interest                             1,686               1,264
					   ----------          ----------
					       19,249              17,299

OTHER INCOME
     Interest charged to construction               -                 264
     Interest income                              172                  41
					   ----------          ----------
						  172                 305

					   ----------          ----------
NET INCOME                                 $   54,495          $   62,287
					   ==========          ==========



    See Accompanying Condensed Notes to Consolidated Financial Statements.

				       4

									     PART I.
									     Item 1.

		       UNITED TELEPHONE COMPANY OF FLORIDA
		      CONSOLIDATED STATEMENTS OF CASH FLOWS
				 (In Thousands)

								    Six Months Ended
									June 30,
								------------------------
								   1995          1994
								---------      ---------
								      (Unaudited)
OPERATING ACTIVITIES
  Net income                                                    $  54,495      $  62,287
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                94,936         81,929
       Increase in deferred income taxes and
	  net investment tax credits                              (10,920)        (6,772)

  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                     4,463         (4,488)
     (Increase) decrease in inventories                             2,251         (4,298)
     (Increase) decrease in prepayments                             1,977         (3,597)
     Increase (decrease) in accounts payable,
	 accrued expenses and other current liabilities            (1,280)        39,675
     (Increase) decrease in noncurrent assets and liabilities, net  6,356            (62)
								---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         152,278        164,674




INVESTING ACTIVITIES
  Additions to property, plant and equipment                      (85,293)       (89,802)
  Net salvage from plant and equipment retired                      2,150           (822)
								---------      ---------
NET CASH USED BY INVESTING ACTIVITIES                             (83,143)       (90,624)




FINANCING ACTIVITIES
  Proceeds from long-term debt                                     70,000              -
  Principal payments and retirements of long-term debt             (2,990)        (1,579)
  Decrease in commercial paper                                    (87,088)       (16,210)
  Dividends paid                                                  (54,325)       (56,277)
								---------      ---------
NET CASH USED BY FINANCING ACTIVITIES                             (74,403)       (74,066)


DECREASE IN CASH                                                   (5,268)           (16)


CASH AT BEGINNING OF PERIOD                                         9,473          2,353

								---------      ---------
CASH AT END OF PERIOD                                           $   4,205      $   2,337
								=========      =========



	See Accompanying Condensed Notes to Consolidated Financial Statements.

				      5

								    PART I.
								    Item 1.
		    UNITED TELEPHONE COMPANY OF FLORIDA
	    CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			       JUNE 30, 1995
				(UNAUDITED)


The information contained in this Form 10-Q for the three and six month interim periods ended June 30, 1995 and 1994 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals to present fairly the consolidated financial position, results of operations and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1995.

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

3.   SUPPLEMENTAL CASH FLOWS INFORMATION

  The  following  are   the  supplemental  disclosures  required   for  the
  Consolidated Statements of Cash Flows:
				      Six Months Ended
					  June 30,
				    ---------------------
				      1995         1994
				    --------     --------
					(In Thousands)
	       Cash paid for:
	       Interest, net of
		  capitalized        $15,661     $17,381
	       Income taxes          $44,645     $52,603


4.   SUBSEQUENT EVENT

  Effective July  1,  1995, the  Company redeemed  all  of its  outstanding
  cumulative preferred stock.   The  principal, accumulated dividends,  and
  redemption premium amounted to $2,013,000.

								    PART I.
								    Item 2.
		    UNITED TELEPHONE COMPANY OF FLORIDA
				 FORM 10-Q
			       JUNE 30, 1995



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Issues
-----------------

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

In November 1994, in compliance with FPSC regulations, the Company filed its triennial depreciation study seeking an increase in annual depreciation expense of approximately $16.3 million effective January 1, 1995. The Company seeks shorter service lives to recognize obsolescence caused by emerging technologies required to meet customer demands for more sophisticated voice and data facilities. On January 17, 1995, the FPSC allowed the Company to implement, on a preliminary basis, the proposed rates, reduced by a one-time depreciation charge of $3.2 million ($2.4 million intrastate) recorded in 1994 which served to bring the Company's 1994 intrastate return on equity below the 13.0 percent cap noted above. On March 1, 1995, the Office of Public Counsel filed a petition for a hearing in protest of the FPSC's approval of the early implementation of the depreciation rates. A final ruling on depreciation rates is expected in late 1995.

In December 1994, the FPSC approved the Company's proposal for additional intrastate rate reductions with an effective date of January 1, 1995. The total proposed revenue reduction is projected to be $10.6 million in 1995, $9.0 million of which is in switched access charge reductions and the remainder in cellular interconnection usage rates and intraLATA toll rates.

On July 1, 1995, telecommunications reform legislation became law in Florida. In summary, it allows competition in the local telephone marketplace beginning January 1, 1996, while replacing rate of return regulation with price regulation. While the Company cannot predict the ultimate effect of competition on its operations, it does not expect a material adverse impact in the near term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters" for discussion regarding the potential impact of evolving regulation and and competition on the ongoing applicability of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

								    PART I.
								    Item 2.
		    UNITED TELEPHONE COMPANY OF FLORIDA
				 FORM 10-Q
			       JUNE 30, 1995



Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities decreased to $152.3 million for the six months ended June 30, 1995, compared to $164.7 million for the same period in 1994. The decrease in net cash generated is primarily due to a decrease in accounts payable, partially offset by decreased accounts receivable and inventories and increased accrued taxes.

Cash used by investing activities decreased to $83.1 million for the six months ended June 30, 1995, compared to $90.6 million for the same period in 1994. This is due to a decrease in additions to property, plant and equipment. The Company's planned construction expenditures for modernization and growth in 1995 are approximately $182 million.

Cash used by financing activities increased to $74.4 million for the six months ended June 30, 1995, compared to $74.1 million for the same period in 1994. In January 1995, the Company issued $70 million of 8.375 percent Series HH bonds. These proceeds were offset by a decrease in commercial paper outstanding. As of December 31, 1994, $70 million of the commercial paper outstanding had been reclassified as long-term debt due to the anticipated January 1995 refinancing of such borrowings on a long-term basis. At June 30, 1995, the Company's lines of credit totaled $100 million, of which $77.3 million was unused.

The Company's ratio of common equity to total capital was 59.9 percent at June 30, 1995, compared to 58.8 percent at December 31, 1994, and 61.9 percent at June 30, 1994. The short-term debt to total capital ratio was
2.0 percent at June 30, 1995, compared to 3.4 percent at December 31, 1994, and 4.4 percent at June 30, 1994.


Financial Condition
-------------------

The Company's consolidated assets totaled $1.6 billion at June 30, 1995 compared to $1.7 billion at December 31, 1994. During that period, accounts receivable decreased $4.5 million due primarily to the timing of sales activities and cash collections. At the same time, property, plant and equipment, net of accumulated depreciation, decreased $11.8 million due primarily to higher depreciation charges as a result of the implementation of new interim depreciation rates effective January 1, 1995. Also, accounts payable decreased $16.0 million generally due to the timing of cash disbursements. Commercial paper decreased $17.1 million primarily due to the use of the proceeds from the issuance of the new Series HH bonds and accrued taxes increased $11.6 million due to the timing of payments.

								   PART I.
								   Item 2.
		    UNITED TELEPHONE COMPANY OF FLORIDA
				 FORM 10-Q
			       JUNE 30, 1995


Results of Operations
---------------------

Local service revenues are derived from providing telephone exchange services. Local service revenues increased $6.2 million and $12.2 million for the three and six months ended June 30, 1995, respectively, primarily due to access line growth and increases in demand for custom calling features and inside wire maintenance contracts.

Network access service revenues are derived from billing othercarriers and telephone customers for their use of the local network to complete long distance calls in those instances where long distance service is not
provided  entirely  by  the Company.    Network  access revenues decreased
$610,000 and increased $3.8 million for the three and six months ended June 30, 1995, respectively. Access rate reductions that went into effect July 1, 1994 and January 1, 1995, were somewhat offset in the three month period and more than offset in the six month period by increased minutes of use and by increased expense recovery under the interstate price cap agreement with the Federal Communication Commission (FCC).

Long distance revenues are derived principally from providing long distance
services within designated areas.   Revenues were relatively unchanged for
the three and six months ended June 30, 1995, primarily due to the rate reductions which were effective July 1, 1994 and January 1, 1995, being offset by increased message volumes.

Miscellaneous revenues include revenues related to directory publishing fees, the provision of billing and collection services and operator services for interexchange carriers, sales of telecommunication equipment and leasing of network facilities. The increases in miscellaneous revenues of $2.6 million and $8.9 million for the three and six months ended June 30, 1995, respectively, were primarily due to increases in directmarketing services and directory revenues, partially offset by a decrease in equipment sales.

Plant expenses increased $7.1 million and $15.3 million for the three and six months ended June 30, 1995, respectively, due to increased access line growth, movement and repairs of cable and wire and general purpose computer
expense.    Additionally, the  level  of  central office software  expense increased $1.4 million and $2.7 million for the three and six months ended June 30, 1995, respectively.

Depreciation expense increased $3.6 million and $13.0 million forthe three and six months ended June 30, 1995, respectively, primarily due to the implementation of new interim depreciation rates effective January 1, 1995, as well as an increase in the depreciable asset base. These increases were partially offset by additional depreciation of $2.8 million recorded in the second quarter of 1994 as ordered by the FPSC.

Customer operations expense increased $3.1 million and $6.4million for the three and six months ended June 30, 1995, respectively, primarily due to increases in expenses associated with expanded hours of business office operations and increases in the number of customer contacts.

								    PART I.
								    Item 2.
		    UNITED TELEPHONE COMPANY OF FLORIDA
				 FORM 10-Q
			       JUNE 30, 1995



Results of Operations  (Continued)
---------------------

Corporate operations expense decreased $1.1 million and $2.7 million for the three and six months ended June 30, 1995, respectively, due to a decrease in advertising and general and administrative services provided by Sprint.

Other operating expenses decreased $1.6 million and $229,000 for the three and six months ended June 30, 1995, respectively, primarily due to a decrease in the cost of sales associated with a decrease in equipment sales.


Non-Operating Items
-------------------

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


Other Matters
-------------

The Company  accounts for the  economic effects of  regulation  pursuant to
SFAS  No. 71.   The application  of this  accounting  standard requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those which might be
utilized by  non-regulated  enterprises.   The Company is in the process of
assessing the impact of recently adopted legislation regarding competition and price regulation (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Issues") on its operations. While this assessment is not yet complete, management believes it is increasingly likely that the Company will discontinue accounting under SFAS No. 71 due to potential impacts of regulation and anticipated competition on prices charged to customers. In the event the Company determines that its operations no longer qualify for the application of the provisions of SFAS No. 71, the Company would eliminate from its financial statements the effects of any actions of regulators that had been recognized as assets and liabilities. The resulting material noncash charge would be recorded as an extraordinary item.

								   PART II.

		    UNITED TELEPHONE COMPANY OF FLORIDA
				 FORM 10-Q
			QUARTER ENDED JUNE 30, 1995

			     OTHER INFORMATION


Item 1.   Legal Proceedings

	  There were no reportable events during the quarter ended June 30, 1995.

Item 2.   Changes in Securities

	  There were no reportable events during the quarter ended June 30, 1995.

Item 3.   Defaults Upon Senior Securities

	  There were no reportable events during the quarter ended June 30, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders

	  There were no reportable events during the quarter ended June 30, 1995.

Item 5.   Other Information

	  There were no reportable events during the quarter ended June 30, 1995.

Item 6.   Exhibits and Reports on Form 8-K

	  No reports on Form 8-K were required to be filed during the quarter ended June 30, 1995.

		    UNITED TELEPHONE COMPANY OF FLORIDA
				 FORM 10-Q
			QUARTER ENDED JUNE 30, 1995

				 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

				     UNITED TELEPHONE COMPANY OF FLORIDA
				     -----------------------------------
				     (Registrant)



Date  August 14, 1995               By /s/ J. I. Lehman
				    -------------------------------------
				    J. I. Lehman
				    Controller & Chief Accounting Officer