Form 10-Q
period 1995-09-30
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1995-11-14
CIK 37664

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                             FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1995
                                      -----------------
                                  OR

(  ) Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

     For the transition period from ____________to_______________

        Commission file number       0-1244
                                 ----------------
                  UNITED TELEPHONE COMPANY OF FLORIDA
     -----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

      FLORIDA                                         59-0248365
      ----------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification No.)

        P. O. BOX 165000, Altamonte Springs, Florida  32716-5000
        ----------------------------------------------------------
              (Address of principal executive offices)
                            (407) 889-6010
                            --------------
            (Registrant's telephone number, including area code)
This registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.           Yes  X         No
                                                        ----         ----
There are 6,500,000 shares of common stock, par value $2.50, outstanding as of the date of filing this report.

                                                                     PART I.
                                                                     Item 1.
                    UNITED TELEPHONE COMPANY OF FLORIDA
                        CONSOLIDATED BALANCE SHEETS
                             (In Thousands)
                                            September 30,      December 31,
        ASSETS                                  1995               1994
                                            -------------      ------------
                                              (Unaudited)
CURRENT ASSETS
 Cash                                        $      3,691       $      9,473
 Receivables:
          Interexchange carriers                   36,323             36,993
          Customers and other                      81,257             78,805
          Unbilled toll                            20,060             22,597
          Affiliated companies                     22,523             26,844
          Allowance for uncollectible accounts     (3,265)            (3,318)
 Inventories                                       26,568             27,426
 Prepayments                                        4,406              6,158
 Deferred tax asset                                11,296              8,801
                                             ------------       ------------
                                                  202,859            213,779

PROPERTY, PLANT AND EQUIPMENT
 Land and buildings                               153,632            149,033
 Telephone network equipment and outside plant  2,215,046          2,160,156
 Other                                            133,097            127,453
 Construction in progress                          59,426             40,954
                                             ------------       ------------
                                                2,561,201          2,477,596
 Less accumulated depreciation                  1,181,819          1,076,007
                                             ------------       ------------
                                                1,379,382          1,401,589


DEFERRED CHARGES AND OTHER ASSETS                  51,585             49,926

                                             ------------       ------------
                                             $  1,633,826       $  1,665,294
                                             ============       ============

                                                                     PART I.
                                                                     Item 1.

                                                September 30,       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1995                1994
                                                -------------       ------------
                                             (Unaudited)
CURRENT LIABILITIES
 Outstanding checks in excess of cash balances  $       7,469      $       3,215
 Commercial paper                                      15,676             39,809
 Current maturities of long-term debt                   2,089              4,467
 Accounts payable:
          Interexchange carriers                       62,708             56,170
          Affiliated companies                         30,603             39,816
          Other                                        21,140             33,616
 Advance billings                                      16,054             15,883
 Accrued vacation pay                                  16,332             15,382
 Accrued taxes                                         27,268              4,350
 Other                                                 31,576             37,653
                                                -------------      -------------
                                                      230,915            250,361

LONG-TERM DEBT                                        437,405            439,495


DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                181,843            196,139
 Deferred investment tax credits                       17,443             19,636
 Postretirement and other benefit obligations          56,671             46,712
 Other                                                 18,035             17,614
                                                -------------      -------------
                                                      273,992            280,101

REDEEMABLE PREFERRED STOCK
 Series 1959, at redemption value                           -                340
 Series 1961, at redemption value                           -                108
 Series 1966, at redemption value                           -              1,531
                                                -------------      -------------
                                                            -              1,979


COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
 Common stock, authorized 16,000,000 shares, par
    value $2.50, issued and outstanding
    6,500,000 shares                                   16,250             16,250
 Capital in excess of par value                       166,583            166,448
 Retained earnings                                    508,681            510,660
                                                -------------      -------------
                                                      691,514            693,358
                                                -------------      -------------
                                                $   1,633,826      $   1,665,294
                                                =============      =============
   See Accompanying Condensed Notes to Consolidated Financial Statements.
                                     2

                                                                     PART I.
                                                                     Item 1.

                     UNITED TELEPHONE COMPANY OF FLORIDA
                      CONSOLIDATED STATEMENTS OF INCOME
                               (In Thousands)
                                                      Three Months Ended
                                                         September 30,
                                                    ------------------------
                                                    1995                1994
                                                    ----                ----
                                                          (Unaudited)
OPERATING REVENUES
        Local service                        $     90,743        $    85,727
        Network access service                     77,555             74,916
        Long distance service                      16,933             19,486
        Miscellaneous                              34,893             31,312
                                             ------------        -----------
                                                  220,124            211,441

OPERATING EXPENSES
        Plant expense                              61,284             60,733
        Depreciation                               44,693             40,851
        Customer operations                        33,582             30,999
        Corporate operations                       19,269             21,467
        Other operating expenses                    6,435              8,339
        Taxes:
          Federal income:
           Current                                 19,930             12,008
           Deferred                                (6,867)              (987)
           Deferred investment tax credit, net       (681)              (807)
          State, local and miscellaneous            8,696              8,044
                                             ------------        -----------
                                                  186,341            180,647
                                             ------------        -----------
OPERATING INCOME                                   33,783             30,794

INTEREST CHARGES
        Interest on long-term debt                  8,670              7,726
        Interest on short-term debt                    58                400
        Other interest                                753                849
                                             ------------        -----------
                                                    9,481              8,975

OTHER INCOME
        Interest charged to construction               77                202
        Interest income                               122                 16
                                             ------------        -----------
                                                      199                218
                                             ------------        -----------

NET INCOME                                   $     24,501       $     22,037
                                             ============       ============

   See Accompanying Condensed Notes to Consolidated Financial Statements.

                                      3

                                                                     PART I.
                                                                     Item 1.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                        CONSOLIDATED STATEMENTS OF INCOME
                               (In Thousands)
                                                     Nine Months Ended
                                                        September 30,
                                                  -------------------------
                                                  1995                 1994
                                                  ----                 ----
                                                        (Unaudited)
OPERATING REVENUES
       Local service                       $    269,796         $    252,623
       Network access service                   241,668              235,185
       Long distance service                     58,109               61,861
       Miscellaneous                            100,633               86,485
                                           ------------         ------------
                                                670,206              636,154

OPERATING EXPENSES
       Plant expense                            181,957              166,083
       Depreciation                             139,629              122,780
       Customer operations                       96,182               87,183
       Corporate operations                      58,916               63,851
       Other operating expenses                  18,585               19,233
        Taxes:
          Federal income:
            Current                              58,155               47,944
            Deferred                            (14,827)              (4,800)
            Deferred investment tax credits      (2,193)              (2,343)
          State, local and miscellaneous         26,447               25,860
                                           ------------        -------------
                                                562,851              525,791
                                           ------------        -------------
OPERATING INCOME                                107,355              110,363

INTEREST CHARGES
        Interest on long-term debt               25,665               23,276
        Interest on short-term debt                 626                  885
        Other interest                            2,439                2,113
                                           ------------        -------------
                                                 28,730               26,274

OTHER INCOME
        Interest charged to construction             77                  466
        Interest income                             294                   57
                                           ------------        -------------
                                                    371                  523


NET INCOME                                  $    78,996         $     84,612
                                            ===========         ============
See Accompanying Condensed Notes to Consolidated Financial Statements.

                                      4

                                                                      PART I.
                                                                      Item 1.

                        UNITED TELEPHONE COMPANY OF FLORIDA
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                        ---------------------
                                                       1995              1994
                                                       ----              ----
                                                             (Unaudited)
OPERATING ACTIVITIES
Net income                                     $     78,996        $   84,612
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation                                 139,629           122,780
       Decrease in deferred income taxes and
          net investment tax credits                (20,234)           (8,376)

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable          5,023            (2,894)
  (Increase) decrease in inventories                    858            (4,613)
  (Increase) decrease in prepayments                  1,752            (3,805)
  Increase in accounts payable, accrued
      expenses and other current liabilities          7,065            34,245
  Decrease in noncurrent assets and liabilities,net  10,103             1,855
                                               ------------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES           223,192           223,804




INVESTING ACTIVITIES
   Additions to property, plant and equipment      (120,113)         (136,603)
   Net salvage from plant and equipment retired       2,694            (1,399)
                                               ------------        ----------
NET CASH USED BY INVESTING ACTIVITIES              (117,419)         (138,002)




FINANCING ACTIVITIES
 Proceeds from long-term debt                         70,000             4,418
 Principal payments and retirements of long-term debt (4,468)           (2,873)
 Increase (decrease) in commercial paper             (94,133)            8,605
 Dividends paid                                      (80,975)          (94,704)
 Redemption of preferred stock                        (1,979)             (108)
                                               -------------       -----------
NET CASH USED BY FINANCING ACTIVITIES               (111,555)          (84,662)
                                               -------------       -----------

INCREASE (DECREASE) IN CASH                           (5,782)            1,140

CASH AT BEGINNING OF PERIOD                            9,473             2,353
                                               -------------       -----------

CASH AT END OF PERIOD                          $       3,691       $     3,493
                                               =============       ===========

      See Accompanying Condensed Notes to Consolidated Financial Statements.
                                      5

                                                                       PART I.
                                                                       Item 1.
                      UNITED TELEPHONE COMPANY OF FLORIDA
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1995
                                   (UNAUDITED)

The information contained in this Form 10-Q for the three and nine month interim periods ended September 30, 1995 and 1994 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals to present fairly the consolidated financial position, results of operations and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1995.

1.BASIS OF PRESENTATION

  The accompanying consolidated financial statements reflect the operations of United Telephone Company of Florida and its wholly-owned subsidiary, United Telephone Long Distance, Inc., collectively referred to as the "Company." All significant intercompany transactions have been eliminated.

2.EARNINGS PER SHARE

  Earnings per share information has been omitted because the Company is a wholly-owned subsidiary of Sprint Corporation (Sprint).

3.SUPPLEMENTAL CASH FLOWS INFORMATION

  The following are the supplemental disclosures required for the Consolidated
  Statements of Cash Flows:
                                      Nine Months Ended
                                       September 30,
                                     -------------------
                                     1995          1994
                                     -----         -----
                                        (In Thousands)
        Cash paid for:
       Interest, net of amounts
         capitalized                $28,924       $28,642
       Income taxes                 $62,899       $67,629

4.PREFERRED STOCK

  Effective July 1, 1995, the Company redeemed all of its outstanding cumulative preferred stock. The principal, accumulated dividends, and redemption premium amounted to $2,013,000.

                                                                       PART 1.
                                                                       Item 1.
                         UNITED TELEPHONE COMPANY OF FLORIDA
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995
                                     (UNAUDITED)

5.SUBSEQUENT EVENT

  The Company has determined that it no longer meets the criteria necessary for the continued application of the accounting prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of the discontinued application of SFAS No. 71, the Company will recognize a noncash, after-tax extraordinary charge of between $80 million and $100 million in the fourth quarter of 1995 to adjust the net carrying amount of telephone plant in service and to eliminate regulatory assets and liabilities.

                                                                        PART I.
                                                                        Item 2.
                         UNITED TELEPHONE COMPANY OF FLORIDA
                                      FORM 10-Q
                                  SEPTEMBER 30, 1995



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

In November 1994, in compliance with FPSC regulations, the Company filed its triennial depreciation study seeking an increase in annual depreciation expense of approximately $16.3 million effective January 1, 1995. The Company requested shorter service lives to recognize obsolescence caused by emerging technologies required to meet customer demands for more sophisticated voice and data facilities. On January 17, 1995, the FPSC allowed the Company to implement, on a preliminary basis, the proposed rates, reduced by a one-time depreciation charge of $3.2 million ($2.4 million intrastate) recorded in 1994 which served to bring the Company's 1994 intrastate return on equity below the 13.0 percent cap noted above. On March 1, 1995, the Office of Public Counsel filed a petition for a hearing in protest of the FPSC's approval of the early implementation of the depreciation rates.

In September 1995, the FPSC approved an increase in annual depreciation expense of $18.9 million. The new depreciation rates were effective January 1, 1995 and had been substantially recognized under the preliminary order discussed above. In addition, the FPSC determined that the Company had exceeded its 13.0 percent cap by $1.5 million including interest for 1994 and required that this amount be included in the determination of the Company's 1995 intrastate return on equity. In recognition of this recent FPSC order the $3.2 million of additional depreciation recorded in December, 1994, due to the preliminary order, was reversed in September, 1995.

In December 1994, the FPSC approved the Company's proposal for additional intrastate rate reductions with an effective date of January 1, 1995. The total revenue reduction is projected to be $10.6 million in 1995, $9.0 million of which is in switched access charge reductions and the remainder in cellular interconnection usage rates and intraLATA toll rates.

                                                                        PART I.
                                                                        Item 2.
                         UNITED TELEPHONE COMPANY OF FLORIDA
                                      FORM 10-Q
                                  SEPTEMBER 30, 1995


Regulatory Issues  (Continued)
-----------------

On July 1, 1995, telecommunications reform legislation became law in Florida. In summary, this legislation allows competition in the local telephone marketplace beginning January 1, 1996, while replacing rate of return regulation with price regulation. While the Company cannot predict the ultimate effects of this legislation on its future operations, it does not expect a material adverse impact in the near term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters" for discussion regarding the potential impact of evolving regulation and competition on the ongoing applicability of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities decreased slightly to $223.2 million for the nine months ended September 30, 1995, compared to $223.8 million for the same period in 1994. The decrease in net cash generated is primarily due to a decrease in accounts payable, partially offset by decreased accounts receivable and inventories and increased accrued taxes.

Cash used by investing activities decreased to $117.4 million for the nine months ended September 30, 1995, compared to $138.0 million for the same period in 1994. This is due to a decrease in additions to property, plant and equipment. The Company's planned construction expenditures for modernization and growth in 1995 are approximately $170.8 million.

Cash used by financing activities increased to $111.6 million for the nine months ended September 30, 1995, compared to $84.7 million for the same period in 1994. In January 1995, the Company issued $70 million of 8.375 percent Series HH bonds. These proceeds were more than offset by a decrease in commercial paper outstanding and a decrease in dividends paid. As of December 31, 1994, $70 million of the commercial paper outstanding had been reclassified as long-term debt due to the anticipated January 1995 refinancing of such borrowings on a long-term basis. At September 30, 1995, the Company's lines of credit totaled $100 million, of which $84.3 million was unused.

On November 17, 1995, the Company will retire early its 2 percent and 6 percent debt to the Rural Utilities Service (formerly Rural Electrification Administration). The principal, unamortized costs, and prepayment penalty will amount to $774,000.

The Company's ratio of common equity to total capital was 60.3 percent at September 30, 1995, compared to 58.8 percent at December 31, 1994, and 59.9 percent at September 30, 1994. The short-term debt to total capital ratio was
1.4 percent at September 30, 1995, compared to 3.4 percent at December 31, 1994, and 6.4 percent at September 30, 1994.

                                                                        PART I.
                                                                        Item 2.
                         UNITED TELEPHONE COMPANY OF FLORIDA
                                      FORM 10-Q
                                 SEPTEMBER 30, 1995

Financial Condition
-------------------

The Company's consolidated assets totaled $1.634 billion at September 30, 1995 compared to $1.665 billion at December 31, 1994. During that period, accounts receivable decreased $5.0 million due primarily to the timing of sales activities and cash collections. At the same time, property, plant and equipment, net of accumulated depreciation, decreased $22.2 million due primarily to higher depreciation charges as a result of the implementation of
new depreciation rates effective January 1, 1995.   Accounts payable decreased
$15.2 million generally due to the timing of cash disbursements. Commercial paper decreased $24.1 million primarily due to the use of the proceeds from the issuance of the new Series HH bonds, and accrued taxes increased $22.9 million due to the timing of payments.

Results of Operations
---------------------

Local service revenues are derived from providing telephone exchange services. Local service revenues increased $17.2 million for the nine months ended September 30, 1995, primarily due to access line growth, increased equipment leases and increases in demand for custom calling features and inside wire maintenance contracts.

Network access service revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where long distance service is not provided entirely by the Company. Network access revenues increased $6.5 million for the nine months ended September 30, 1995. Access rate reductions that went into effect July 1, 1994, January 1, 1995, and August 1, 1995 were more than offset in the nine month period by increased minutes of use and by increased expense recovery under the interstate price cap agreement with the Federal Communications Commission (FCC).

Long distance revenues are derived principally from providing long distance services within designated areas. These revenues decreased $3.8 million for the nine months ended September 30, 1995, primarily due to the rate reductions which were effective July 1, 1994 and January 1, 1995.

Miscellaneous revenues include revenues related to directory publishing fees, the provision of billing and collection services and operator services for interexchange carriers, sales of telecommunication equipment and leasing of network facilities. The increase in miscellaneous revenues of $14.1 million for the nine months ended September 30, 1995 was primarily due to increases in direct marketing services and directory revenues, partially offset by a decrease in equipment sales.

                                                                        PART I.
                                                                        Item 2.
                         UNITED TELEPHONE COMPANY OF FLORIDA
                                      FORM 10-Q
                                 SEPTEMBER 30, 1995


Results of Operations (Continued)
---------------------


Plant expenses increased $15.9 million for the nine months ended September 30, 1995, due to increased access line growth, movement and repairs of cable and wire and computer expenses.

Depreciation expense increased $16.8 million for the nine months ended September 30, 1995, primarily due to the implementation of new depreciation rates effective January 1, 1995, as well as an increase in the depreciable asset base. These increases were partially offset in the third quarter of 1995 by the reversal of $3.2 million originally recorded in December 1994. (See Regulatory Issues for further discussion of this issue).

Customer operations expense increased $9.0 million for the nine months ended September 30, 1995, primarily due to increases in expenses associated with expanded hours of business office operations, increases in the number of customer contacts and increased directory expenses.

Corporate operations expense decreased $4.9 million for the nine months ended September 30, 1995, due to a decrease in advertising and general and administrative services provided by Sprint.

Other operating expenses decreased $.6 million for the nine months ended September 30, 1995, primarily due to a decrease in the cost of goods sold associated with a decrease in equipment sales.

Non-Operating Items
-------------------

In May 1994, the FPSC staff, citing the immateriality of interest capitalized on long-term construction projects, filed comments with the FCC supporting the elimination of interest charged to construction. In addition, the FPSC directed the Company to cease recognizing interest charged to construction effective November 1, 1994. In February 1995, the FCC issued an order which not only upheld the calculation of interest during construction on long-term construction projects, but ordered that such interest be calculated on all
projects whose  estimated gross additions  exceed $100,000.   The  order  was
effective in September, 1995. The Company has complied with these regulatory orders.

                                                                       PART I.
                                                                       Item 2.
                         UNITED TELEPHONE COMPANY OF FLORIDA
                                      FORM 10-Q
                                 SEPTEMBER 30, 1995


Other Matters
-------------

The Company has historically accounted for the economic effects of regulation pursuant to the Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 requires the accounting recognition of the rate actions of regulators where appropriate, including the recognition of depreciation based on estimated useful lives prescribed by regulatory commissions rather than those that might be utilized by non-regulated enterprises.

The Company has determined that it no longer meets the criteria  necessary for
the continued application of the accounting prescribed  by SFAS No.  71.   The
Company's determination was based on changes in the regulatory framework, which continues to evolve from rate base regulation to price regulation which does
not  provide for  the  recovery  of  specific   costs.    In   addition,  with
technological  changes  and    the   convergence   of   competition   in   the
telecomunications industry, the levels and types of competition are increasing such that service and product pricing prescribed by the regulator may no longer provide for the recovery of specific costs.

As a result of the discontinued application of SFAS No. 71, the Company, for financial reporting purposes, is required to eliminate its regulatory assets and liabilities and adjust the carrying amounts of its telephone plant in service to the extent that it determines that such amounts are either overstated as a result of the regulatory process, or are not recoverable. Accordingly, the Company will recognize a non-cash, after-tax extraordinary charge of between $80 million and $100 million in the fourth quarter of 1995 to adjust the net carrying amounts of telephone plant in service and to eliminate regulatory assets and liabilities.

                                                                       PART II.

                         UNITED TELEPHONE COMPANY OF FLORIDA
                                      FORM 10-Q
                           QUARTER ENDED SEPTEMBER 30, 1995

                                  OTHER INFORMATION


Item 1.   Legal Proceedings

          There were no reportable events during the quarter ended September 30, 1995.

Item 5.   Other Information

          There were no reportable events during the quarter ended September 30, 1995.

Item 6.   Exhibits and Reports on Form 8-K

          No reports on Form 8-K were required to be filed during the quarter ended September 30, 1995.

                         UNITED TELEPHONE COMPANY OF FLORIDA
                                      FORM 10-Q
                           QUARTER ENDED SEPTEMBER 30, 1995

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED TELEPHONE COMPANY OF FLORIDA
                                       ---------------------------------
                                       (Registrant)


Date  November 14, 1995                By /s/ J. I. Lehman
-----------------                      -------------------------------
                                       J. I. Lehman
                                       Controller & Chief Accounting Officer