Form 10-K405
period 1995-12-31
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1996-03-28
CIK 37664

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

            [X] Annual Report Pursuant to section 13 or 15(d) of the
                         securities exchange act of 1934

                   For the fiscal year ended December 31, 1995
                   -------------------------------------------

                                       OR

          [ ] Transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

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

The registrant meets the conditions set forth in General Instruction J(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no common stock held by non-affiliates.

There are 6,500,000 shares of common stock outstanding at the end of the fiscal year and as of the date of filing of this report.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                              1995 FORM 10-K/PART I


Item 1.   Business
-------   --------

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

The Company is engaged in the business of furnishing communications services, principally local, network access and long distance services, serving approximately 1,165,000 customers in all or part of 24 Florida counties, comprising some 30 percent of the state's total area. The Company's current estimate of population within its service areas is 2.5 million as compared to census counts of approximately 1.8 million in 1990, 1.0 million in 1980 and 600,000 in 1970.

The Company had 6,089 employees at December 31, 1995, of which 2,689 or 44.2 percent are represented by either the Communications Workers of America or the International Brotherhood of Electrical Workers for collective bargaining purposes. Of the 6,089 employees, 1,321 are dedicated to serving Central Telephone Company of Florida, an affiliated company which reimburses the Company for the related employee costs.

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

Revenues from communications services constituted 84.9 percent of the operating revenues of the Company in 1995. The remaining 15.1 percent was derived largely from directory operations, equipment sales, facilities leases and billing and collection services provided to IXCs. A significant portion of the Company's network access revenue is derived from network access billings to AT&T Corp. (AT&T). However, the Company does not believe its revenues are dependent upon AT&T, as customers' demand for interLATA long distance telephone service is not tied to any one long distance carrier. As the market share of AT&T's long distance competitors increases, the percent of revenues derived from network access services provided to AT&T decreases.

                      UNITED TELEPHONE COMPANY OF FLORIDA
                              1995 FORM 10-K/PART I


Item 1. Business (continued)
----------------------------


During the five years ended December 31, 1995, the compounded annual growth rate in access lines served was 4.9 percent.

The following table summarizes access lines in service at the end of each of the last five years together with the number of access minutes of use for each of those years:

                                          (Expressed in thousands, except percentages)

                              Access Lines Served              Percent        Access Minutes        Percent
    Year         Residence         Business        Total      Increase            of Use           Increase
    ----         ---------         --------        -----      --------       --------------        --------
    1995           1,002              352          1,354         5.0              5,938,786          9.5
    1994            964               326          1,290         5.5              5,425,072         10.7
    1993            920               303          1,223         5.3              4,898,573          5.6
    1992            882               279          1,161         4.4              4,639,061          6.4
    1991            849               263          1,112         4.3              4,360,713          6.6


In 1987, the Company formed United Telephone Long Distance, Inc. (UTLD), a Florida corporation, and in 1988 the Florida Public Service Commission (FPSC) granted UTLD's request for certification as an interexchange carrier. UTLD resells WATS service as interLATA message telephone service from exchanges within the Company's service area.

The Company is subject to the jurisdiction of the Federal Communications Commission (FCC) and the FPSC.

Effective January 1, 1991, the FCC adopted a price cap regulatory format for the Bell Operating Companies and the GTE local exchange companies. Other local exchange companies (LECs) could voluntarily become subject to the price cap regulation. Under price caps, prices for access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. The Company elected to be subject to price cap regulation, and under the form of the plan adopted, the Company had the opportunity to earn up to a 15.25 percent rate of return on investment on its interstate operations through June 30, 1995. During 1995, the FCC adopted modifications to the price cap plan to reset productivity elections, change certain rate adjustment methods, address new service offerings and generally reduce regulatory requirements. Under these changes, the Company elected a productivity factor that allows it to avoid sharing interstate access earnings.

                      UNITED TELEPHONE COMPANY OF FLORIDA
                              1995 FORM 10-K/PART I


Item 1.   Business (continued)
-------   --------------------

In June 1994, the Company entered into a stipulation with the FPSC whereby the Company's intrastate rates were reduced by $17.6 million on an annual basis beginning July 1, 1994. Approximately $9.9 million of the rate reduction was in intrastate access elements and was intended to bring the intrastate access rates more in line with interstate rates. Approximately $5.0 million of the rate reduction was in intraLATA toll rates, and $2.7 million in local service revenue. In addition, the Company agreed to record additional depreciation of $2.8 million ($2.1 million intrastate), which was recognized in the second quarter. The Company's allowed intrastate return on equity was capped at 13.0 percent for 1994 with any earnings in excess of 13.0 percent to be deferred to 1995 when the upper range of the allowed return reverted to 13.5 percent.

In November 1994, in compliance with FPSC regulations, the Company filed its triennial depreciation study seeking an increase in annual depreciation expense of approximately $16.3 million effective January 1, 1995. In this filing, the Company sought shorter service lives to recognize obsolescence caused by emerging technologies required to meet customer demands for more sophisticated voice and data facilities. On January 17, 1995, the FPSC allowed the Company to implement, on a preliminary basis, the proposed rates, reduced by a one-time depreciation charge of $3.2 million ($2.4 million intrastate) to be recorded in 1994, which served to bring the Company's 1994 intrastate return on equity below the 13.0 percent cap noted above. On March 1, 1995, the Office of Public Counsel filed a petition for a hearing in protest of the FPSC's approval of the early implementation of the depreciation rates.

On December 1, 1994, the FPSC approved the Company's proposal, filed November 2, 1994, for additional rate reductions with an effective date of January 1, 1995. The total proposed revenue reduction was $10.6 million in 1995, $9 million of which was in switched access charge reductions and the remainder in cellular interconnection usage rates and intraLATA toll rates.

In September 1995, the FPSC approved an increase in annual depreciation expense of $18.9 million. The new depreciation rates were effective January 1, 1995 and had been substantially recognized under the preliminary order discussed above. In addition, the FPSC determined that the Company had exceeded its 13.0 percent cap by $1.5 million including interest for 1994 and required that this amount be included in the determination of the Company's 1995 intrastate return on equity. In recognition of this recent FPSC order, the $3.2 million of additional depreciation recorded in December, 1994, due to the preliminary order, was reversed in September 1995.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                              1995 FORM 10-K/PART I

Item 1.  Business (continued)
-------  --------------------

On July 1, 1995, telecommunications reform legislation became law in Florida. This legislation allows competition in the local telephone marketplace beginning January 1, 1996, while replacing rate of return regulation with price regulation. While the Company cannot predict the ultimate effects of this legislation on its future operations, it does not expect a material adverse impact in the near term.

At the interstate level, the FCC has revised its rules to permit connection of customer-owned coin telephones to the local network, exposing LECs to direct coin telephone competition. Additionally, to facilitate competition in providing access to interexchange carriers and end users, the FCC mandated that all Tier 1 LECs, including the Company, allow virtual colocation of Competitive Access Providers' equipment in LEC central offices.

The extent and ultimate impact of competition for LECs will continue to depend, to a considerable degree, on FCC and state regulatory actions, court decisions and possible federal and state legislation. Federal legislation designed to stimulate local competition between local exchange service providers and cable programming service providers in both markets has been recently passed and signed into law. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of this new law. While the Company cannot predict the ultimate effects of this legislation on its future operations, the Company's historical prices and market share are likely to decline as a result of increased local competition.

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

Item 2.   Properties
-------   ----------

The properties of the Company consist principally of land, structures, facilities and equipment. Substantially all of the telephone property, plant and equipment is subject to the liens of the indentures securing the Company's first mortgage debt. Of the Company's investment in telephone plant in service as of December 31, 1995, cable and wire facilities represented approximately 50 percent of the total; central office equipment, 37 percent; land and buildings, 6 percent; telephone instruments and certain related equipment installed on subscriber premises, 2 percent; and, other telephone plant, 5 percent.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                              1995 FORM 10-K/PART I

Item 2.   Properties (continued)
-------   ----------------------

The following table sets forth the gross property additions and the retirements or sales of property during each of the five years in the period ended December 31, 1995:

                               Gross Property                  Retirements
       Year                       Additions                      or Sales
      -----                    --------------              ---------------
                                             (In Thousands)
       1995                       $166,776                        $59,950
       1994                        177,828                         71,194
       1993                        185,002                         62,599
       1992                        184,692                         72,947
       1991                        175,215                        124,551

Item 3.  Legal Proceedings
-------  -----------------

No material legal proceedings are pending to which the Company or its subsidiary is a party or of which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

Omitted under the provisions of General Instruction J.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART II


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

All of the common stock of the Company is owned by Sprint and consequently is not traded.

Item 6.   Selected Financial Data
-------   -----------------------


                                                           Year Ended December 31,

                                 1995             1994             1993               1992            1991
                              ------------     ------------    -------------     ------------     -----------
                                                        (In Thousands of Dollars)
Operating Revenues             $ 909,041        $ 865,198        $ 802,368       $  760,905        $733,539
Net Income (Loss)                 (3,474)         110,033           77,321           97,621          92,781
(1) (2) (3)
Total Assets                   1,444,593        1,665,294        1,612,083        1,540,694       1,502,006
Long-Term Debt
   (excluding current
   maturities)
   and Redeemable
   Preferred Stock                437,733         441,474          393,612         402,377          424,410
Access Lines Served
per Employee (4)                    284.0           281.4            261.4           243.9            237.9

(1) In the fourth quarter of 1995, the Company determined that it no longer met the criteria necessary for the continued application of the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of the decision to discontinue the application SFAS No. 71, the Company recorded a noncash extraordinary charge of $108.4 million, which is net of income tax benefits of $82 million. (See Note 2 of Notes to Consolidated Financial Statements for additional information.) The years 1994 and 1993 include extraordinary losses on early extinguishments of debt. The effects of such losses were to decrease net income by $215,000 and $1.4 million, in 1994 and 1993, respectively.

(2) During 1995, Sprint initiated a realignment and restructuring of its local communications services division, including the elimination of approximately 250 of the Company's positions. These actions resulted in a nonrecurring charge to the Company of $12.2 million, which reduced net income by approximately $7.5 million.

(3) During 1993, nonrecurring charges of $51.1 million were recorded related to Sprint's merger with Centel Corporation, which reduced net income by approximately $31 million.

(4) Effective January 1, 1994, and as a result of the Sprint/Centel merger, employees of an affiliate, Central Telephone Company of Florida, are, for payroll processing and benefit purposes, considered employees of the Company. The access lines served per employee at the end of 1995 and 1994 exclude the 1,321 and 1,418, respectively, employees dedicated to serving Central Telephone Company of Florida.

Earnings and dividends per common share information has been omitted because all of the common stock of the Company is owned by Sprint.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results
           of Operations
           -------------

The Company's financial well-being plays a vital role in its efforts to provide efficient, responsive, state-of-the-art communication services to the rapidly growing Florida market amid the uncertainties created by deregulation. In order to meet the challenges of this dynamic environment, the Company continues to seek ways to increase organizational efficiency through process improvements and careful control of construction expenditures and automation and consolidation of functions. Concurrently, efforts have been undertaken to aggressively implement new technologies, including enhanced digital switching, fiber optics and pair gain devices that offer expanded services at reduced costs.

Telecommunications Law
----------------------

In February 1996, the Telecommunications Act of 1996 (the Act) was signed into law. The purpose of the Act is to promote competition in all aspects of telecommunications. The Act requires telecommunications carriers to interconnect with other carriers and to provide for resale, number portability, dialing parity, access to rights-of-way and compensation for reciprocal traffic.
Additionally, incumbent local telephone companies are required to provide nondiscriminatory unbundled access, resale at wholesale rates and notice of changes that would affect interoperability of facilities and networks. The FCC is to adopt mechanisms to ensure that essential telecommunications services are affordable.

The Act also provides that regional Bell Operating Companies (RBOCs) may provide long distance service that is out-of-region or incidental to audio/video programming, Internet for schools, mobile services, information or alarm services and telecommunications signaling. In order for an RBOC to provide in-region long distance service, the Act requires the RBOC to comply with a comprehensive competitive checklist and expands the role of the U.S. Department of Justice in the FCC's determination of whether the entry of an RBOC into the competitive long distance market is in the public interest. Additionally, there must be a real facilities-based competitor for residential and business local telephone service (or the failure of potential providers to request access) prior to an RBOC providing in-region long distance service. RBOCs must provide long distance services through a separate subsidiary for at least three years. Until the RBOCs are allowed into long distance or three years have passed, long distance carriers with more than five percent of the nation's access lines may not jointly market RBOC resold local telephone service, and states may not require RBOCs to provide intraLATA dialing parity.

Telecommunications companies may also provide video programming and cable operators may provide telepone service in the same service area. The Act prohibits telecommunications carriers and cable operators from acquiring more than 10 percent of each other, except in rural and other specified areas.

The impact of the Act on the Company is unknown because a number of important implementation issues (such as the nature and extent of continued subsidies for local rates) still need to be decided by state or federal regulators. However, the Company's historical prices and market share are likely to decline as a result of increased local competition.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART II

Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
           Results of Operations (continued)
           ---------------------------------

Liquidity and Capital Resources
-------------------------------

As detailed in the Consolidated Statements of Cash Flows, the Company had net cash provided by its operating activities of $286 million, $294 million and $254 million in 1995, 1994 and 1993, respectively. While operating results of the Company improved in 1995, operating cash flows decreased due to an increase in the 1995 deferred tax benefit.

The Company has significant cash requirements because of its need for substantial amounts of plant and equipment to provide communications services to customers. The Company's planned construction expenditures for modernization and growth in 1996 are approximately $202 million, of which $90 million is for central office equipment, $67 million for cable and wire facilities, $17 million for general support assets, $14 million for generic software and $14 million for other telecommunications assets. Actual expenditures were $167 million in 1995, $178 million in 1994 and $185 million in 1993.

Because the Company is capital intensive, external financing is sometimes required to supplement cash provided by operations. The primary source of external financing has been through the issuance of debt. As of December, 1994, $70 million of the commercial paper outstanding had been reclassified as long-term debt due to the refinancing of these borrowings on a long-term basis. In addition, on November 17, 1995, the Company retired, prior to scheduled maturity, its 2 percent and 6 percent debt to the Rural Utilities Service (formerly Rural Electrification Administration). The principal, unamortized costs, and prepayment penalty was $774,000. The Company issued $70 million of
8.38 percent Series HH bonds on January 15, 1995. Long-term debt is further detailed in Note 5 of Notes to the Consolidated Financial Statements.

The average short-term debt outstanding was $35 million during 1995, $39 million during 1994 and $35 million during 1993. At year end, short-term debt, consisting primarily of commercial paper and advances from Sprint, decreased by $10 million in 1995, $27 million in 1994 and increased $16 million in 1993.

The Company anticipates that substantially all of the cash required in 1996 for its construction program and principal payments and retirement of long term debt will be provided by operating activities. If additional funds are required during 1996, it is expected that they will be raised through the issuance of commercial paper and bank borrowings. The Company maintains bank lines of credit sufficient to support outstanding commercial paper and bank borrowings and anticipates no difficulty in meeting potential external financing requirements in this manner during 1996. The Company had lines of credit totaling $100 million at December 31, 1995, of which $70.3 million was unused.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART II

Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
           Results of Operations (continued)
           ---------------------------------

Liquidity and Capital Resources (continued)
-------------------------------------------

At year end, the Company's ratio of common equity to total capital was 55.5 percent in 1995, 58.8 percent in 1994 and 60.8 percent in 1993. The equity ratio decreased in 1995 primarily due to the noncash charge associated with the discontinued application of SFAS No. 71 and restructuring charges. ( See Note 2 of Notes to Consolidated Financial Statements.) The ratio of short-term debt to total capital was 2.8 percent in 1995, 3.4 percent in 1994 and 5.7 percent in 1993.

Financial Condition
-------------------

The Company's consolidated assets totaled $1.4 billion at December 31, 1995 compared to $1.7 billion at December 31, 1994. Property, plant and equipment, net of accumulated depreciation, decreased $200.7 million from 1994 to 1995 due primarily to the discontinued application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", during the fourth quarter of 1995, which resulted in a $192.6 million increase to accumulated depreciation. (See
Note 2 of Notes to Consolidated Financial Statements for additional discussion.) Accounts payable decreased $16.6 million from 1994 to 1995 primarily due to the timing of cash disbursements. Postretirement and other benefit obligations increased $13.4 million from 1994 to 1995, primarily due to the current year's postretirement benefits costs.

Results of Operations
---------------------

Local service revenues are derived from providing telephone exchange services. Local service revenues increased in 1995 primarily due to increases in basic area service revenues reflecting access line growth of approximately 64,000 or
5.0 percent. Also contributing to the increase in 1995 was the increase in revenue for custom calling features, increased equipment leases and increased demand for inside wire maintenance contracts.

Network access service revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where long distance service is not provided entirely by the Company. Network access service revenues increased $10.4 million in 1995 primarily due to increased minutes of use and customer activity net of the January 1, 1995 rate reduction. In addition, the adoption of the 5.3 percent productivity rate for the FCC Interstate price cap plan, effective August, 1995, eliminated the rate of return ceiling on interstate earnings, beginning July, 1995, and therefore increased the retention of revenue.

Long distance service revenues are derived principally from providing long distance services within designated areas. Revenues decreased in 1995 primarily due to rate reductions effective January 1, 1995 and because of increased competition in this market. Also contributing to the reduction in 1995 revenue was the conversion of certain short-haul toll routes to flat rate message plans. These flat rate revenue streams are included in local service revenue.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART II

Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
           Results of Operations (continued)
           ---------------------------------

Results of Operations (continued)
---------------------------------

Other revenues include revenues related to directory publishing fees, providing billing and collection services and operator services for interexchange carriers, sales of telecommunications equipment and leasing of network facilities. Other revenues increased in 1995 primarily due to an increase in directory revenues and direct marketing services partially offset by a decrease in equipment sales.

Plant expense increased in 1995 primarily due to increased access line movement, increased access lines in service, repairs of cable and wire facilities due to inclement weather and increases in computer and data expenses.

Depreciation expense increased $17.6 million during 1995 primarily due to the implementation of new depreciation rates effective January 1, 1995 and also due to the asset base growth between 1994 and 1995.

Customer operations expense increased in 1995 primarily due to increases in expenses associated with expanded hours of business office operations, increases in the number of customer contacts and increased directory expenses.

Corporate operations expense decreased in 1995 due to a decrease in advertising and general and administrative services provided by Sprint.

In November 1995, Sprint initiated a realignment and restructuring of its local communications services division, including the elimination of approximately 250 of the Company's positions. This restructuring is geared toward streamlining current processes in order to reduce costs in an increasingly competitive marketplace. These actions resulted in a nonrecurring charge to the Company of $12.2 million, which reduced net income by $7.5 million. The accrued liability associated with this charge specifically relates to the benefits that affected employees will receive upon termination.

Effective March 9, 1993, Sprint consummated its merger with Centel Corporation, a telecommunications company with local exchange and cellular and wireless communications services operations (see Note 9 of Notes to Consolidated Financial Statements for additional information). The transaction costs associated with the merger (consisting primarily of investment banking and legal fees) and the estimated expenses of integrating and restructuring the operations of the two companies (consisting primarily of employee severance and relocation expenses and costs of eliminating duplicative facilities) resulted in a nonrecurring charge to Sprint during 1993. The portion of such charge attributable to the Company was $51.1 million, which reduced 1993 net income by approximately $31 million.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART II

Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
           Results of Operations (continued)
           ---------------------------------

Nonoperating Items
------------------

The increase in interest charges in 1995 was primarily due to the issuance of Series HH mortgage bonds in January, 1995 to replace short-term borrowings.

Extraordinary Items
-------------------

As  described  in Note 2 of  Notes to  Consolidated  Financial  Statements,  the
Company adopted accounting principles for a competitive marketplace and discontinued applying SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," effective December 31, 1995. The application of SFAS No. 71 required the accounting recognition of the rate actions of regulators where appropriate. The Company determined that it no longer met the criteria for following SFAS No. 71 due to changes in the regulatory framework which continues to evolve from rate-base regulation to price regulation as the latter does not provide for the recovery of specific costs. In addition, the Company operates in an evolving competitive environment in which the level and types of competition are increasing such that they may no longer allow for service and product pricing that provides for the recovery of specific costs. As a result, the Company recorded a noncash, extraordinary charge of $108.4 million, net of related income tax benefits.

The Company incurred extraordinary charges related to the early extinguishments of debt of $215,000 and $1.4 million, net of related income tax benefits, in 1994 and 1993, respectively.

Effects of Inflation

The effects of inflation on the operations of the Company were not significant during 1995, 1994 or 1993.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART II

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Pages
                                                                  -----

Report of Independent Auditors                                    II-8

Consolidated Balance Sheets
  as of December 31, 1995 and 1994                             II-9-II-10

Consolidated Statements of Income
  for each of the three years ended December 31, 1995             II-11

Consolidated Statements of Retained Earnings
  for each of the three years ended December 31, 1995             II-12

Consolidated Statements of Cash Flows
  for each of the three years ended December 31, 1995             II-13

Notes to Consolidated Financial Statements                    II-14-II-29

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART II

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
United Telephone Company of Florida



We have audited the accompanying consolidated balance sheets of United Telephone
Company  of  Florida (the  Company),  a  wholly-owned   subsidiary  of  Sprint
Corporation, as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1995.



                                                              ERNST & YOUNG LLP

Kansas City, Missouri
January 24, 1996


                                                                                                                PART II.
                                                                                                                 Item 8.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 and 1994
                                 (In Thousands)



                        ASSETS                             1995                      1994
                        ------                       --------------             --------------

CURRENT ASSETS
     Cash                                            $        9,267             $       9,473
     Receivables:
          Interexchange carriers                             38,278                    36,993
          Customers and other                                81,404                    78,805
          Unbilled toll                                      19,197                    22,597
          Affiliated companies                               24,677                    26,844
          Allowance for uncollectible accounts               (3,731)                   (3,318)
     Inventories                                             26,938                    27,426
     Prepayments                                              2,387                     6,158
     Deferred income taxes                                    9,506                     8,801
                                                     --------------             --------------
                                                            207,923                   213,779
                                                     --------------             --------------



PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                     155,794                   149,033
     Telephone network equipment and outside plant        2,274,640                 2,160,156
     Other                                                  135,833                   127,453
     Construction in progress                                54,863                    40,954
                                                       ------------              --------------
                                                          2,621,130                 2,477,596
     Less accumulated depreciation                        1,420,212                 1,076,007
                                                       ------------               -------------
                                                          1,200,918                 1,401,589
                                                       ------------               -------------



DEFERRED CHARGES AND OTHER ASSETS                            35,752                    49,926










                                                     --------------              --------------
                                                     $    1,444,593              $  1,665,294
                                                     ==============              ==============






          See Accompanying Notes to Consolidated Financial Statements.

                                      II-9



                                                                                               PART II.
                                                                                                Item 8.


         LIABILITIES AND STOCKHOLDERS' EQUITY                                1995                       1994
         ------------------------------------
                                                                      ---------------           ---------------
CURRENT LIABILITIES
     Outstanding checks in excess of cash balances              $               3,383        $            3,215
     Commercial paper                                                          29,658                    39,809
     Current maturities of long-term debt                                       2,034                     4,467
     Accounts payable:
          Interexchange carriers                                               53,069                    56,170
          Affiliated companies                                                 23,665                    39,816
          Other                                                                36,242                    33,616
     Advance billings and customer deposits                                    22,651                    23,297
     Accrued interest                                                          11,556                     7,514
     Accrued vacation pay                                                      16,159                    15,382
     Other                                                                     29,454                    27,075
                                                                     ----------------           ---------------
                                                                              227,871                   250,361
                                                                     ----------------           ---------------

LONG-TERM DEBT                                                                437,733                   439,495

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                                                    109,991                   196,139
     Deferred investment tax credits                                            8,816                    19,636
     Postretirement and other benefit obligations                              60,155                    46,712
     Regulatory liability                                                        -                       11,143
     Other                                                                     14,383                     6,471
                                                                     ----------------            --------------
                                                                              193,345                   280,101
                                                                     ----------------            --------------

REDEEMABLE PREFERRED STOCK
     Series 1959, at redemption value                                            -                          340
     Series 1961, at redemption value                                            -                          108
     Series 1966, at redemption value                                            -                        1,531
                                                                     ----------------            --------------
                                                                                 -                        1,979
                                                                     ----------------            --------------




COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
     Common stock, authorized 16,000,000 shares, par value
      $2.50, issued and outstanding 6,500,000 shares                          16,250                     16,250
     Capital in excess of par value                                          166,583                    166,448
     Retained earnings                                                       402,811                    510,660
                                                                    ----------------            ---------------
                                                                             585,644                    693,358
                                                                    ----------------            ---------------
                                                                $          1,444,593          $       1,665,294
                                                                ====================          =================








          See Accompanying Notes to Consolidated Financial Statements.

                                      II-10


                       UNITED TELEPHONE COMPANY OF FLORIDA
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
                                 (In Thousands)



                                                              1995                1994                  1993
                                                            ------------        ------------         ------------
OPERATING REVENUES
     Local service                                      $      364,053      $       340,887      $       309,310
     Network access service                                    331,002              320,586              309,221
     Long distance service                                      76,967               83,112               84,217
     Other                                                     137,019              120,613               99,620
                                                          ------------        -------------        -------------
                                                               909,041              865,198              802,368

OPERATING EXPENSES
     Plant expense                                             241,187              232,302              215,009
     Depreciation                                              186,888              169,326              150,233
     Customer operat                                           133,242              118,383              110,385
     Corporate opera                                            81,016               83,876               75,224
     Merger, integration and restructuring costs                12,180                   -                51,080
     Other                                                      23,761               26,023               19,944
     Taxes:
         Federal income:
             Current                                            75,418               58,933               38,536
             Deferred                                          (18,504)                  28                1,011
             Deferred investment tax credits                    (3,471)              (3,134)              (3,471)
         State, local and miscellaneous                         34,511               34,356               30,168
                                                          -------------       --------------        ------------
                                                                766,228             720,093              688,119
                                                          -------------       --------------        ------------

OPERATING INCOME                                                142,813             145,105              114,249

INTEREST EXPENSE
     Interest on long-term debt                                  34,591              30,897               34,363
     Interest on short-term debt                                    734               1,718                1,101
     Other                                                        3,473               2,865                  924
                                                          -------------       -------------        -------------
                                                                 38,798              35,480               36,388

OTHER INCOME
     Interest charged to construction                               269                 561                  369
     Interest income                                                598                  62                  512
                                                          -------------       -------------        -------------
                                                                    867                 623                  881
                                                          -------------       -------------        -------------

INCOME BEFORE EXTRAORDINARY ITEM                                104,882             110,248               78,742

EXTRAORDINARY ITEMS

  Discontinuation of regulatory accounting principles
    and early extinguishment of debt, net                      (108,356)              (215)               (1,421)
                                                          --------------      -------------        -------------
NET INCOME  (LOSS)                                      $        (3,474)   $        110,033      $        77,321
                                                          ==============      =============        =============



          See Accompanying Notes to Consolidated Financial Statements.

                                      II-11



                                         UNITED TELEPHONE COMPANY OF FLORIDA
                                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS                     Part II.
                                      YEARS ENDED DECEMBER 31, 1995, 1994 and 1993                        Item 8
                                                     (In Thousands)





                                                                             1995                     1994                     1993
                                                                        ---------                ---------                ---------


Balance at Beginning of Year                                            $ 510,660                $ 532,406                $ 520,895

Net income (loss)                                                          (3,474)                 110,033                   77,321

Cash dividends:
     Common stock                                                        (104,325)                (131,675)                 (65,700)
     Preferred stock                                                          (50)                    (104)                    (110)
                                                                        ---------                ---------                ---------

Balance at End of Year                                                  $ 402,811                $ 510,660                $ 532,406
                                                                        =========                =========                =========





























          See Accompanying Notes to Consolidated Financial Statements.
                                      II-12



                                                  UNITED TELEPHONE COMPANY OF FLORIDA                         Part II.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS                          Item 8.
                                            YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
                                                                 (In Thousands)




                                                                       1995            1994              1993
                                                                    ---------        ---------        ---------

OPERATING ACTIVITIES
     Net income (loss)                                           $    (3,474)      $  110,033      $    77,321
     Adjustments to reconcile net income to net cash
           provided by operating activities:
            Depreciation                                             186,888          169,326          150,233
            Deferred income taxes and investment
                tax credits                                          (24,844)          (1,708)           2,294
            Extraordinary losses                                     108,356              349             (396)

     Changes in operating assets and liabilities:
                Receivables, net                                       2,096          (29,943)         (12,622)
                Inventories                                              488           (4,636)          (1,061)
                Prepayments                                            3,771           (4,847)           1,459
                Accounts payable, accrued expenses, and
                   other current liabilities                          (9,906)          33,723           23,395
                Noncurrent assets and liabilities, net                21,788           20,668           12,372
     Other, net                                                          724              843              883
                                                                    ---------       ---------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            285,887          293,808          253,878


INVESTING ACTIVITIES
     Capital expenditures                                           (166,776)        (177,828)        (185,002)
     Net salvage from plant and equipment retired                      3,722           (1,119)            (876)

                                                                    --------        ----------        --------
NET CASH USED BY INVESTING ACTIVITIES                               (163,054)        (178,947)        (185,878)


FINANCING ACTIVITIES
     Proceeds from long-term borrowings                               68,576             -             202,772
     Principal payments and retirements of long-term debt             (4,784)         (18,315)        (211,984)
     Net increase (decrease) in short-term borrowings                (80,151)          42,599           15,510
     Redemption of preferred stock                                    (1,979)            (108)            (107)
     Premiums on early redemption of long-term debt                      -               (138)          (9,011)
     Dividends paid                                                 (104,375)         131,779)         (65,810)
     Additions to unamortized debt expense                              (326)            -              (1,943)
                                                                    ---------        ---------        ---------
NET CASH USED BY FINANCING ACTIVITIES                               (123,039)        (107,741)         (70,573)
                                                                    ---------        ---------        ---------

INCREASE (DECREASE) IN CASH                                             (206)           7,120           (2,573)

CASH AT BEGINNING OF YEAR                                              9,473            2,353            4,926
                                                                    --------          -------         --------

CASH AT END OF YEAR                                              $     9,267         $  9,473         $  2,353
                                                                    ========          =======          =======



Supplemental Cash Flows Information
  Cash paid for interest                                        $     42,374         $ 34,749         $ 35,971
  Cash paid for income taxes                                          85,563           77,143           38,656



          See Accompanying Notes to Consolidated Financial Statements.
                                      II-13

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


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

      Certain amounts previously reported for prior periods have been reclassified to conform to the current period presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations or stockholder's equity as previously reported.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Operations
      ----------

      The Company is engaged in the business of providing communications services, principally local, network access and long distance services in Florida. The Company adopted accounting principles for a competitive marketplace and discontinued accounting for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," effective December 31, 1995 (See Note 2).

      Cash
      ----

      As part of its cash management program, the Company utilizes controlled disbursement banking arrangements. Outstanding checks in excess of cash balances are reflected as a current liability on the balance sheet. The company had sufficient funds available to fund these outstanding checks when they were presented for payment.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995



 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


      Inventories
      -----------

      Inventories consist of materials and supplies, stated at average cost, and equipment held for resale, stated at the lower of average cost or market. The sales inventory balances were $9,200,000 and $11,494,000 at December 31, 1995 and 1994, respectively.


      Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment are recorded at cost. Retirements of depreciable property are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

      Depreciation
      ------------

      The cost of property, plant and equipment is depreciated generally on the composite group remaining life method of depreciation and straight-line composite rates. In connection with the discontinuation of SFAS No. 71, the Company will begin recording depreciation expense based on expected economic useful lives in 1996. Previously, such lives relating to regulated property, plant and equipment were those prescribed by regulatory commissions. Depreciation rate changes, special short-term amortizations and nonrecurring charges approved by regulatory commissions resulted in $15.7 million and $6 million increases in depreciation in 1995 and 1994, respectively, and a $9.3 million decrease in 1993. After the related effects on revenues and income taxes, these items reduced net income for 1995 and 1994 by approximately $8.4 million and $2.7 million, respectively, and increased net income for 1993 by approximately $4.9 million. Average annual composite depreciation rates, excluding the nonrecurring charges, were 8.0 percent for 1995, 6.8 percent for 1994 and
      6.7 percent for 1993.

      Income Taxes
      ------------

      Operations of the Company are included in the consolidated federal income tax returns of Sprint. Federal income tax is calculated by the Company on the basis of its filing a separate return.

      Deferred income taxes are provided for certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

      Investment tax credits (ITC) have been deferred and are being amortized over the estimated useful lives of the related property.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


      Interest Charged to Construction
      --------------------------------

      In May 1994, the Florida Public Service Commission (FPSC) staff, citing the immateriality of interest capitalized on long-term construction projects, filed comments with the Federal Communications Commission (FCC) supporting the elimination of interest charged to construction. In addition, the FPSC directed the Company to cease recognizing interest charged to construction effective November 1, 1994. In February, 1995, the FCC issued an order which not only upheld the calculation of interest during construction on long-term construction projects, but ordered that such interest be calculated on all projects whose estimated gross additions exceed $100,000. The order was effective in September, 1995. The Company has complied with these regulatory orders.

      Impact of Recently Issued Accounting Pronouncements
      ---------------------------------------------------

      In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management does not anticipate that SFAS No. 121 will have a material effect on its 1996 operating results.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995



2.    ADOPTION OF ACCOUNTING PRINCIPLES FOR A COMPETITIVE MARKETPLACE

      Effective December 31, 1995, the Company determined that it no longer met the criteria necessary for the continued application of the provisions of SFAS No. 71. As a result of the decision to discontinue the application of SFAS No. 71, the Company recorded a noncash, extraordinary charge of $108.4 million, net of income tax benefits of $82 million.

      The Company's determination that it was no longer eligible for the continued application of the accounting required by SFAS No. 71 was based on changes in the regulatory framework, which continues to evolve from rate-base regulation to price regulation and the convergence of competition in the telecommunications industry. Based on these occurrences, the Company no longer believes that it can be assured that prices will be maintained at levels which will provide for the recovery of specific costs.

      The components of the extraordinary charge recognized as a result of the discontinued application of SFAS No. 71 are as follows (in thousands):

                                                            Pre-tax   After-tax
                                                            -------   ---------

      Increase to the accumulated depreciation balance    $ 192,565   $ 118,283
      Recognition of switch software asset                  (17,237)    (10,588)
      Elimination of other net regulatory assets             15,072       9,288
                                                          ---------    ---------
       Total                                              $ 190,400   $ 116,983
       Tax-related net regulatory liabilities                          (  4,113)
       Accelerated amortization ofinvestment tax credits               (  4,514)
                                                                      ---------
       Extraordinary charge                                           $ 108,356
                                                                      =========


      The adjustment to the accumulated depreciation balance was determined by the completion of depreciation reserve and impairment studies. The depreciation reserve study analyzed, by individual plant asset categories, the impacts of regulator-prescribed depreciable asset lives compared to the Company's estimated economic lives. The results identified the cumulative under depreciation of certain asset categories. The impairment study, which validated the results of the depreciation study, estimated the impact on future revenues caused by price changes and developing industry competition, and the resulting effects on cash flows.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


2.     ADOPTION OF ACCOUNTING PRINCIPLES FOR A COMPETITIVE MARKETPLACE
       (CONTINUED)

      The following is a summary of the telecommunications plant in service asset balances and corresponding reserve adjustment (in thousands).

                                             Pre-change                        Post-change
                         -----------------------------------                  ------------
         Category of        Plant in                    Net        Reserve     Revised
         Plant Asset         Service      Reserve      Plant      Adjustment   Net Plant
         -----------         -------      -------      -----      ----------   ---------


       Cable               $1,189,702      $584,441     $605,261    $128,361      $476,900
       Circuit                374,488       224,698      149,790      16,638       133,152
       Switching              576,566       225,464      351,102      20,184       330,918
       Other                  309,708       176,686      214,022      27,382       186,640
                            ----------   ----------     --------    --------     ---------

       Total Plant         $2,531,464    $1,211,289   $1,320,175    $192,565    $1,127,610
                           ==========    ==========   ==========    ========    ==========


      The following is a summary of lives before and after the discontinued application of SFAS No. 71.

                                       Pre-Change
                                      Composite of             Post-Change
                                        Regulator               Estimated
                                     Approved Asset             Economic
       Category of Plant Asset            Lives                Asset Lives
       -----------------------            -----                -----------

       Cable                            18 to 21                15 to 20
       Circuit                           9 to 11                 7 to 11
       Switching                        12 to 18                11 to 12


      The discontinued application of SFAS No. 71 also required the Company to eliminate from its consolidated balance sheet the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to SFAS No. 71, but would not have been recognized as assets and liabilities by enterprises in general. The elimination of other net regulatory assets primarily related to capitalized software costs and deferred debt extinguishment costs.

      The tax-related adjustments were required to adjust deferred income tax amounts to the currently enacted statutory rates and to eliminate tax-related regulatory assets and liabilities. The Company uses the deferral method of accounting for investment tax credits and amortizes the credits as a reduction to tax expense over the life of the asset that gave rise to the tax credit. Since plant asset lives were shortened, the related investment tax credits were adjusted to reduce the unamortized balance by a corresponding amount.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995



3.    EMPLOYEE BENEFIT PLANS

      Effective January 1, 1994, as a result of the merger of Sprint and Centel Corporation (Centel), employees of Central Telephone Company of Florida, an affiliate, are considered employees of the Company. As a result, the Company assumed the January 1, 1994 liability for postretirement benefits in the amount of $16.2 million in addition to prepaid pension costs of $2.5 million related to Central Telephone Company of Florida's active employees and retirees.

      Defined Benefit Pension Plan
      ----------------------------

      Substantially all employees of the Company are covered by a noncontributory defined benefit pension plan sponsored by Sprint. For participants of the plan represented by collective bargaining units, benefits are based upon schedules of defined amounts as negotiated by the respective parties. For participants not covered by collective bargaining agreements, the plan provides pension benefits based upon years of service and participants' compensation.

      The Company's policy is to make contributions to the plan each year equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. As of December 31, 1995, the plan's assets consisted principally of investments in corporate equity securities and U.S. government and corporate debt securities.

      Pension costs or credits are determined for each subsidiary of Sprint based on a direct calculation of service costs and projected benefit obligations and an appropriate allocation of unrecognized prior service costs, transition asset, and plan assets. Net periodic pension credits recorded by the Company for the years ended December 31, 1995, 1994, and 1993 were $3,521,000, $3,638,000 and $8,431,000, respectively. In addition, the Company recorded pension curtailment gains of $115,000 in 1993 as a result of merger and integration actions (see Note 9).

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


3.    EMPLOYEE BENEFIT PLANS (continued)

      Defined Contribution Plans
      --------------------------

      Sprint sponsors defined contribution employee savings plans covering substantially all employees of the Company. Participants may contribute portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by the Company based upon defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by the Company. For these participants, the Company provides matching contributions in Sprint common stock equal to 50 percent of participants' contributions up to 6 percent of their compensation and may, at the discretion of Sprint's Board of Directors, provide additional matching contributions based upon the performance of Sprint's common stock price in comparison to other telecommunications companies. The Company's matching contributions aggregated approximately $5,700,000, $5,300,000 and $3,800,000 in 1995, 1994 and 1993,
      respectively.


      Postretirement Benefits
      -----------------------

      Sprint sponsors postretirement benefits (principally health care benefits) arrangements covering substantially all employees of the Company. Employees who retired before specified dates are eligible for these benefits at reduced cost. Employees retiring after specified dates are eligible for these benefits on a shared cost basis. The Company funds the accrued costs as benefits are paid.

       Net postretirement benefit costs are determined for each subsidiary of Sprint based on a direct calculation of service costs and accumulated postretirement benefit obligations and an appropriate allocation of unrecognized prior service costs, unrecognized net gains and transition obligation. Net postretirement benefit costs recorded by the Company for the years ended December 31, 1995, 1994 and 1993 were $17,420,000, $16,667,000 and $14,640,000, respectively. In addition, the Company recorded postretirement benefit curtailment losses of $ 5,632,000 in 1993 as a result of merger and integration actions (see Note 9).

      Postemployment Benefits
      -----------------------

      Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Upon adoption, the Company recognized certain previously unrecorded obligations for benefits being provided to former or inactive employees and their dependents, after employment but before retirement. The resulting charge did not significantly impact the Company's financial statements. Such postemployment benefits offered by the Company include severance, disability and worker's compensation benefits, including the continuation of other benefits such as health care and life insurance coverage.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995



4.    INCOME TAXES

      The components of federal and state income tax expense are as follows (in thousands):

                                           1995           1994             1993
                                           ----           ----             ----

      Federal Income Tax
          Current                         $75,418        $58,933       $38,536
          Deferred                        (18,504)            28         1,011
          Amortization of deferred ITC     (3,471)        (3,134)       (3,471)
                                         ---------      ---------      --------
                                           53,443         55,827        36,076
                                         ---------       --------      --------

       State Income Tax
         Current                           12,052          8,467         4,879
         Deferred                          (2,869)         1,398         2,064
                                         ---------      ---------      --------
                                            9,183          9,865         6,943
                                         ---------       --------      --------
       Total income tax expense          $ 62,626        $65,692       $43,019
                                          ========        =======       =======

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
4.    INCOME TAXES (continued)

      On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted which, among other changes, raised the federal income tax rate for corporations to 35 percent from 34 percent, retroactive to January 1, 1993. The resulting adjustments to the Company's deferred income tax assets and liabilities to reflect the revised rate were generally reflected as reductions to the related regulatory liabilities and have been subsequently eliminated in connection with the Company's discontinued application of SFAS No. 71 (see Note 2).

      The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1995, 1994, and 1993 are as follows (in thousands):

                                                           1995              1994          1993
                                                          -----            ------          ----


      Federal income tax expense at the statutory rate   $58,628          $ 61,579      $ 42,616

      Less ITC included in income                          3,471            3,134          3,471
                                                          ------           ------          -----

      Expected federal income tax expense after
        ITC                                               55,157           58,445         39,145
      Effect of:
        Book depreciation applicable
          to items previously deducted for
          tax purposes                                       550            1,168            710
        Deferred taxes reversing at
          prior year rates                                  (198)          (1,313)        (2,400)
        State income tax, net of federal
          income tax effect                                5,969            6,412          4,513
        Other, net                                         1,148              980          1,051
                                                          ------             ----          -----

        Income tax expense, including
          ITC                                           $ 62,626         $ 65,692       $ 43,019
                                                         =======          =======         ======

        Effective income tax rate                         37.39%           37.34%          35.33%
                                                           =====            =====          =====

      In 1995 an income tax benefit of $82 million associated with the extraordinary charge for the discontinuation of regulatory accounting principles was reflected as a reduction of such charge in the consolidated statement of income. In 1994 and 1993, income tax benefits of $134,000, and $873,000, respectively, associated with the extraordinary charges incurred related to the early extinguishments of debt were reflected as reductions of such charges in the consolidated statements of income.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


4.    INCOME TAXES (continued)


      The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 1995 and 1994 along with the income tax effect of each, are as follows (in thousands):


                                                                 1995                                        1994
                                                                 -----                                       ----
                                                           Deferred Income Tax                        Deferred Income Tax
                                                       Assets            Liabilities             Assets          Liabilities
                                                --------------------  ------------------  -----------------   ------------------

      Property, plant and equipment          $          -          $     142,413      $        -          $      213,812
      Expense accruals                               29,491                                    17,661               -
      Deferred ITC                                       -                 8,816                -                 19,636
      Other, net                                     12,437                  -                  8,813               -
                                                         -                   -                  -                   -
                                              --------------------  ------------------  -----------------   ------------------
                                             $       41,928        $     151,229      $        26,474     $      233,448
                                              ====================  ==================  =================   ==================


                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

5.    LONG-TERM DEBT AND EXTRAORDINARY CHARGES ON EXTINGUISHMENTS


      Long-term debt at December 31, excluding current maturities and net of related unamortized debt discount, is summarized below (in thousands):

                                                  1995                     1994
                                                 ------                 -------
                                                     Weighted average
                                             Amount       interest       Amount
                                                           rate

      First mortgage bonds,
        maturities 2003 to 2025  (1)       $435,857         7.7%       $ 435,268

      First mortgage RUS notes,
        maturing 2002                            -        -                  126

      First mortgage Rural Telephone Bank
        notes, maturing 2013                     -        -                  633


      Capital leases, 1996 to 2087            1,876         7.4            3,468
                                            -------                      -------
                                           $437,733                    $ 439,495
                                            =======                      =======


(1) Includes $70 million of commercial paper reclassified to long-term at December 31, 1994 as a result of its being replaced by the issuance of Series HH 8.38 percent First Mortgage Bonds in January 1995.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


5.    LONG-TERM DEBT AND EXTRAORDINARY CHARGES ON EXTINGUISHMENTS (continued)


      The Company has scheduled long-term debt maturities of $2.0 million in 1996. No maturities are scheduled during 1997 through 2000.

      The first mortgage bonds and notes are secured by substantially all of the Company's property, plant and equipment.

      As of December 31, 1995, the Company had lines of credit with banks totaling $100 million of which $70.3 million was unused. The bank lines, which are renewable in May and June, 1996, provide for short-term borrowings at market rates of interest and require annual commitment fees based on the unused portion. Lines of credit, which support outstanding commercial paper, may be withdrawn by the banks if there is a material adverse change in the financial condition of the Company. The weighted average interest rate on short-term borrowings for 1995 and 1994 is 5.95% and 4.56%, respectively.

      The Company is in compliance with all restrictive or financial covenants relating to its debt arrangements at December 31, 1995.

      During 1995, the Company redeemed, prior to scheduled maturities, its $633,000 Rural Telephone Bank 6.0 percent Note, and its $126,000 Rural Utilities Service (formerly Rural Electrification Administration) 2.0 percent Note. On January 15, 1995, the Company issued Series HH 8.375 percent first mortgage bonds for $70 million which was used to reduce short-term debt. During 1994, the Company redeemed, prior to scheduled maturities, its Winter Park 6.50 percent Series I Bonds for $2.5 million and a portion of its 9.25 percent Series CC Bonds for $20.5 million which includes principal, interest and redemption premiums. Except for amounts deferred as allowed by the FPSC, the prepayment penalties incurred in connection with the early extinguishments of debt and the write off of related unamortized issuance costs, net of the related income tax benefits, are reflected as extraordinary charges in the 1994 and 1993 consolidated statements of income.

      As of December 31, 1994, $70 million of commercial paper was classified as long-term debt due to the Company's January 1995 refinancing of such borrowings on a long-term basis as noted above.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

6.    REDEEMABLE PREFERRED STOCK

      In July 1995, the Company redeemed all of its outstanding cumulative preferred stock. The principal, accumulated dividends, and redemption premium amounted to $2,013,000.

      The Company had 1,500,000 authorized shares of redeemable preferred stock. The redeemable preferred stock outstanding, at redemption value, as of December 31, 1994, was as follows (in thousands):



                                                            1994
                                          -------------------------------------
                                                   Shares            Amount
                                                   ------            ------
                Series 1959 - par value
                $10, voting, cumulative
                5.4% annual dividend rate          34,000            $ 340

                Series 1961 - par value
                $10, voting, cumulative
                5.25% annual dividend rate         10,800              108

                Series 1966 - par value
                $10, voting, cumulative
                5% annual dividend rate           153,120            1,531
                                                                     -----
                                                                   $ 1,979
                                                                   =======

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

7.    COMMITMENTS

      Gross rental expense aggregated $10,679,000 in 1995, $10,265,000 in 1994, and $8,543,000 in 1993. Minimum rental commitments as of December 31, 1995 for non-cancelable operating leases are not significant.

      The Company's planned capital expenditures for the year ending December 31, 1996 are approximately $202,000,000. Normal purchase commitments have been or will be made for these planned expenditures.

8     RELATED PARTY TRANSACTIONS

      The Company purchases telecommunications equipment, construction and maintenance equipment, materials and supplies from its affiliate, North Supply Company. Total purchases for 1995, 1994 and 1993 were $68,998,747, $72,060,000 and $67,889,000, respectively.

      Under an agreement with Sprint, the Company receives, at cost, consulting and advisory management services. In addition, certain corporate expenses and a credit resulting from deferred income taxes on intercompany profits are also allocated by Sprint to affiliated companies. Total charges to the Company aggregated $47,962,000, $39,742,000, and $45,369,000 in 1995, 1994
      and 1993, respectively, and the credit relating to deferred income taxes was $1,089,000 in 1993. The credit relating to deferred income taxes was eliminated in 1994. The Company reimburses Sprint for certain data processing services and other data related costs which are incurred for the Company's benefit. Such charges, which approximate the cost of such services as determined by Sprint, aggregated $26,273,000, $22,704,000, and $21,367,000 in 1995, 1994, and 1993, respectively.

      The Company enters into cash advance and borrowing transactions with Sprint; generally, interest is computed based on the prior month's thirty-day average commercial paper index, as published in the Federal Reserve Statistical Release H.15 plus 15 basis points. Interest expense on such advances from Sprint was $3,100, $42,000, and $46,000 in 1995, 1994 and 1993, respectively. Interest income on such advances to Sprint was $414,000, 15,000, and $3,000 in 1995, 1994, and 1993, respectively.

      The Company provides various services to Sprint, such as facilities rental, postage, house services, company official toll and other miscellaneous items. The Company received $2,868,000, $7,314,000, and $11,625,000 in 1995, 1994, and 1993, respectively, for such services.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

  8.  RELATED PARTY TRANSACTIONS (continued)

      Sprint Publishing & Advertising, an affiliate, pays the Company a fee for the right to publish telephone directories in the Company's operating territory, a listing fee, and a fee for billing and collection services performed for Sprint Publishing & Advertising by the Company. For 1995, 1994 and 1993, Sprint Publishing & Advertising paid the Company a total of $53,946,000, $49,122,000, and $45,458,000, respectively. The Company paid
      Sprint Publishing & Advertising $4,420,000,  $3,634,000, and $3,451,000 in
      1995, 1994, and 1993, respectively, for its costs of publishing the white page portion of the directories.

      The Company provides various services to Sprint's long distance communications services division, such as network access, operator and billing and collection services, and the lease of network facilities. The Company received $34,473,000, $29,656,000 and $25,171,000 in 1995, 1994
      and 1993, respectively, for these services. The Company paid Sprint's long distance communications services division $13,805,000, $11,528,000, and $13,863,000 in 1995, 1994 and 1993, respectively, for interexchange telecommunication services.

      The Company is reimbursed by affiliated companies for certain salaries and other costs which are incurred by the Company for the affiliates' benefit. Also, the Company reimburses affiliated companies for charges incurred by the affiliates for the Company's benefit. The reimbursable charges approximate the cost of such items as determined by the Company and the affiliates. Such amounts reimbursed to the Company, net of reimbursements paid, aggregate approximately $67 million, $64 million and $2 million in 1995, 1994 and 1993, respectively.

      Certain directors and officers of the Company and Sprint are also directors or officers of banks at which the Company conducts borrowings and related transactions. The terms are comparable with other banks at which the Company has similar transactions.

9.    MERGER, INTEGRATION  AND RESTRUCTURING COSTS

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

                       UNITED TELEPHONE COMPANY OF FLORIDA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

10.   ADDITIONAL FINANCIAL INFORMATION

      Realignment and Restructuring Charge
      ------------------------------------

      During 1995, Sprint initiated a realignment and restructuring of its local communications services division, including the elimination of approximately 250 of the Company's positions. These actions resulted in a nonrecurring charge to the Company of $12.2 million, which reduced net income by $7.5 million. The accrued liability associated with this charge specifically relates to the benefits that affected employees will receive upon termination.

      Major Customer Information
      --------------------------

      Consolidated operating revenues from AT&T Corp. resulting primarily from network access, billing and collection services, and the lease of network facilities aggregated approximately $162 million, $172 million and $167 million for 1995, 1994 and 1993, respectively.

      The Company's customer and other accounts receivable are not subject to significant concentration of credit risk due to the large number of customers in the Company's customer base.

      The principal industries in the Company's service area include the retail trade and service industries.

      Financial Instruments Information
      ---------------------------------

      The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. Accordingly, the estimates presented herein are not necessarily indicative of the values the Company could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair value amounts presented as of December 31, 1995, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, estimates of fair value subsequent to that date may differ significantly from the amounts presented herein.

      The Company's financial instruments primarily consist of long-term debt, including current maturities, with carrying amounts as of December 31, 1995 and 1994 of $504,745,000 and $443,962,000, respectively, and estimated fair values of $468,627,000 and $471,956,000, respectively. The fair values are estimated based on quoted market prices for publicly-traded issues, and based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved for all other issues.

      The  carrying  values  of  the  Company's   other  financial   instruments
      (principally short-term borrowings) approximate fair value as of December 31, 1995 and 1994.

      The Company has not invested in derivative financial instruments.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART III


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None

Item 10. Directors and Executive Officers of the Registrant

      Omitted under the provisions of General Instruction J.

Item 11. Executive Compensation

      Omitted under the provisions of General Instruction J.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Omitted under the provisions of General Instruction J.

Item 13. Certain Relationships and Related Transactions

      Omitted under the provisions of General Instruction J.















                                     III-1

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------    ---------------------------------------------------------------

(a) 1. The consolidated financial statements of the Company filed as a part of this report are listed in the Index to Consolidated Financial Statements on page II-7.

         2. The consolidated financial statement schedule of the Company filed as a part of this report is listed in the Index to Consolidated Financial Statement Schedules on page IV-3.

         3.   The following exhibits are filed as part of this report:
              EXHIBITS
              (3)(a) Articles of Incorporation (filed as Exhibit 4 to the Company's Current Report on Form 8-K dated December 31, 1982 and incorporated herein by reference).

              (3)(b)  Bylaws as amended February 28, 1995 (filed as Exhibit 3(b)

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

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART IV

      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)
      -----------



           (4)(e) Thirty-Fourth Supplemental Indenture dated as of July 1, 1993 between the Company and Barnett Banks Trust Company, N.A. (filed as Exhibit 99 to the Company's Current Report on Form 8-K dated July 7, 1993, and incorporated herein by reference).

           (4)(f) Thirty-Fifth Supplemental Indenture dated as of January 15, 1995 between the Company and The Bank of New York.

      The Company will furnish to the Securities and Exchange Commission, upon request, copies of the following instruments defining the rights of holders of its long- term debt.

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

             (b) The Registrant was not required to file a report on Form 8-K during the last quarter of 1995.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART IV

Item 14 (a) 2.  Index to Consolidated Financial Statement Schedules
--------------  ---------------------------------------------------


For each of the three years in the period ended December 31 1995:


Schedule II -  Consolidated valuation and qualifying accounts


All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART IV

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                             Balance at    Charged   Accounts Charged   Balance
                             Beginning        to       Off, Net of       at End
                              of Year      Expense      Collections     of Year
                              -------      -------      -----------     -------
Deducted from assets:

  Allowance for
  uncollectible accounts:

    Year Ended
    December 31, 1995          $3,318       $4,868          $(4,455)      $3,731
                                =====        =====           =======       =====

    Year Ended
    December 31, 1994          $2,857       $4,127          $(3,666)      $3,318
                                =====        =====           =======       =====

    Year Ended
    December 31, 1993          $2,616       $3,580          $(3,339)      $2,857
                                =====        =====           =======       =====

                       UNITED TELEPHONE COMPANY OF FLORIDA
                             1995 FORM 10-K/PART IV


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                  (Registrant)


Date:  March 29, 1996                                      By:  /s/ R. D. McRae
       --------------                                           ---------------
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


     /s/  J. D. Kelley                                      /s/  D. W. Peterson
     J. D. Kelley                                      D. W. Peterson, Director
     President, Director and                          Dated:  February 27, 1996
     Chief Executive Officer
     Dated:  February 27, 1996                                  /s/  C. E. Rice
                                                           C. E. Rice, Director
     /s/ R. D. McRae                                  Dated:  February 27, 1996
     R. D. McRae
     Vice President - Business Development                     /s/  M. T. Smith
     and Chief Financial Officer                          M. T. Smith, Director
     Dated:  February 27, 1996                        Dated:  February 27, 1996

     /s/  J. J. Beling                                         /s/ R. M. Taylor
     J. J. Beling, Controller                            R. M. Taylor, Director
     Principal Accounting Officer                     Dated:  February 27, 1996
     Dated:  February 27, 1996

     /s/  R. E. Bond
     R. E. Bond, Director
     Dated:  February 27, 1996

     /s/  Bill Frederick
     Bill Frederick, Director
     Dated:  February 27, 1996

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549







                                    EXHIBITS


                                       TO


                                  ANNUAL REPORT


                                       ON



                                    FORM 10-K



                         Date of Report: March 29, 1996














                       UNITED TELEPHONE COMPANY OF FLORIDA
             (Exact name of registrant as specified in its charter)

EXHIBIT 3(b)







Bylaws as amended February  28, 1995

                       UNITED TELEPHONE COMPANY OF FLORIDA

                           Incorporated Under the Laws
                             of the State of Florida
                               September 29, 1925

                                     BYLAWS
                          AS AMENDED FEBRUARY 28, 1995


                               CONTENTS OF BYLAWS
                                     SECTION

Amendments to Bylaws ..............................................     67 - 73
Assistant Secretary ...............................................     34 & 48
Assistant Treasurer ...............................................     34 & 52
Board of Directors ................................................          12
Chairman of the Board..............................................     33 & 37
Certificates of Stock..............................................          61
Committees - Other ................................................          32
Compensation of Directors .........................................          17
Compensation of Officers ..........................................          35
Controller ........................................................     33 & 54
Corporate Seal ....................................................          66
Duties of Officers - May be Delegated .............................          60
Executive Committee ...............................................          28
Indemnification of Directors, Officers and Employees . ............          73
Inspectors of Election ............................................          11
Lost Certificates of Stock ........................................          64
Meetings of Directors .............................................          19
Meetings of Stockholders ..........................................           1
Notices of Meetings of Directors ...................... ...........          24
Notices of Meetings of Stockholders ...............................           4
Officers ..........................................................     33 - 60
Other Committees ..................................................          32
President .........................................................     33 & 38
Quorum and Conduct of Meetings of Stockholders ....................           8
Secretary ..............................................  .........     33 & 43
Stock Record ......................................................          65
Transfer of Stock .................................................          62
Treasurer .........................................................     33 & 49
Vacancies .........................................................          59
Vice Presidents ...................................................     33 & 42





                                      3b-1

                            MEETINGS OF STOCKHOLDERS

1. The annual meeting of the stockholders shall be held at the offices of the Corporation in Apopka, Florida, or at such other place either inside or outside the State of Florida as may be designated in the notice of the meeting, on such business day in the month of February of each calendar year as is determined by the Board of Directors.

2. A special meeting of the stockholders may be called at any time by the Board of Directors, the Executive Committee, the Chairman of the Board, or the President; and the Chairman of the Board, President, or the Secretary shall call a special meeting whenever requested, in writing, by five directors, or by stockholders representing twenty-five percent of the outstanding stock entitled to vote at such meeting.
       Such request shall specify the time and object of the proposed meeting.

3. Special meetings of the stockholders shall be held at the offices of the Corporation in Apopka, Florida, or at such other place either inside or outside the State of Florida, as may be designated in the notice of the meeting.

                       NOTICE OF MEETINGS OF STOCKHOLDERS

4. Notice of any meeting of the stockholders shall be mailed by the Secretary not less than ten nor more than forty days before the meeting, directed to each stockholder of record entitled to vote at such meeting at his address as it appears on the stock record, unless the stockholder has filed with the Secretary a written request that notices intended for him shall be mailed to some other address in which case it shall be mailed to the address designated in such request.

5. Notice of an annual meeting or of a special meeting shall state the time and place and object of such meeting.

6. The failure of any stockholders to receive notice of any meeting of stockholder shall not invalidate the meeting.

7. If amendments to the Bylaws or the Articles of Incorporation are proposed by a stockholder, group of stockholders or the Board of Directors for consideration by the stockholders at any annual meeting or special meeting, the principal provisions of such proposed amendments shall be described in said notice or attachments thereto for the stockholders perusal prior to any annual or special meeting.


                                      3b-2

                 QUORUM AND CONDUCT OF MEETINGS OF STOCKHOLDERS

8. At all meetings of the stockholders, a majority in interest of the stock entitled to vote thereat shall constitute a quorum, except where by law a greater interest is required; but a less number may adjourn the meeting to a day specified.

9. Each stockholder entitled to vote shall be entitled to one vote for each share of stock standing in the name of each such stockholder on the books of the Corporation. Any stockholder entitled to vote may vote in person or by written proxy. Upon demand of any stockholder, the vote for directors or vote upon any other matters before the meeting, shall be by ballot.

10. Except as otherwise provided by law, at any duly constituted meeting, the vote of a majority in interest of the stock represented and entitled to vote shall be sufficient to pass any measure.

                             INSPECTORS OF ELECTION

11.    Where  demand is made at a  stockholders  meeting to have vote by ballot,
       three   inspectors  of  election  shall  be  elected  by  ballot  by  the stockholders to serve during the meeting.

                               BOARD OF DIRECTORS

12. The business of the Corporation shall be managed by a Board of Directors who shall be elected by the stockholders at the annual meeting and who shall serve until their successors are elected.

13.    Vacancies in the Board may be filled by the remaining directors.

14. The number of directors shall not be less than seven nor more than twenty-one in number.

15.    Deleted April 17, 1974.

16. If the maximum number of directors are not elected at the annual meeting, additional directors may be elected at a special meeting, provided the notice of the meeting gives notice of such intention.

17. Directors as such shall receive no stated salaries for their services, but by resolution of the Board of Directors, a fixed sum and expenses of attendance may be allowed those directors not receiving regular salaries from the Corporation, for attendance at regular and special meetings of the Board or Executive Committee provided that nothing herein contained shall be construed to preclude any director from representing the Corporation in any other capacity and receiving compensation therefore.


                                      3b-3

18. No director elected by the stockholders may be removed as a director by the Board of Directors. Any director elected by the stockholders can be removed only by a majority vote of the outstanding common stock of the corporation at a special meeting of the stockholders called for such purpose.

19. Meetings of the Board of Directors may be held at the offices of the corporation in Apopka, Florida, or at any other place either inside or outside the State of Florida.

20. A meeting of the Board of Directors for the election of officers and the transaction of general business shall be held immediately following the annual meeting of stockholders.

21. Regular meetings of the Board of Directors shall also be held at such times and places as the Board may determine.

22. Special meetings of the Board of Directors may be called at any time by the Chairman of the Board, or the President, and shall be called by the Chairman of the Board, President, or by the Secretary upon request in writing signed by two or more Directors and specifying the object of the meeting, but special meetings, at any time or place, may be held by the written consent and waiver of notice signed by all the Directors.

23. A majority of the Directors shall constitute a quorum, but a less number may adjourn a meeting to any specified time and place.

                         NOTICE OF MEETINGS OF DIRECTORS

24. Notice of any meeting of the directors shall be sent by the Secretary to each Director at least two days before such meeting, by mail, messenger or telegraph, or be given personally, or by telephone.

25. Notice of a regular meeting shall state the time and place of such meeting.

26. Notice of special meeting shall state the time, place and object of such meeting.

27. No notice shall be necessary for the annual meeting for the election of officers and the transaction of general business held immediately after the annual meeting of the stockholders.

                                      3b-4

                               EXECUTIVE COMMITTEE

28. The Board of Directors may designate by resolution from their number an Executive Committee of not less than three members. A majority of the Committee shall constitute quorum.

29. Except as otherwise provided by law, such Committee shall have and exercise all the powers of the Board of Directors in the intervals between the meetings of the Board.

30. Minutes of all meetings of the Committee shall be kept and recorded by the Secretary, and shall be from time to time reported to the Board of Directors.

31. The Chairman of the Board, or President, may designate from time to time a member of the Board of Directors to act as a member of the Executive Committee at any time or meetings thereof in place of any member of the Executive Committee absent therefrom.

                                OTHER COMMITTEES

32. The Board of Directors may designate by resolution any other committee or committees. Such other committees shall have and shall exercise such powers as shall be conferred upon them respectively by the Board of Directors.

33. The Officers of the corporation shall be elected, or appointed, by the Directors and shall consist of a President, such number of Vice Presidents as the Directors shall from time to time determine, a Secretary, a Treasurer and a Controller. The Directors may elect a Chairman of the Board. The Chairman of the Board of Directors and President must be members of the Board of Directors, but other officers elected or appointed may or may not be members of the Board at the option of the Board of Directors.

34. The Board of Directors may appoint one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers and agents as the Board may consider necessary, who shall have such powers and perform such duties as may be assigned to them by the Board of Directors or the Executive Committee.

35. The salaries of the officers, elected or appointed, of the Corporation shall be fixed by the Board of Directors.

36.    More than one office may be held by one and the same person.


                                      3b-5

                                  THE CHAIRMAN

37. The Chairman of the Board of Directors shall preside at all meetings of the stockholders and the Board of Directors at which he is present. In the absence of the Chairman of the Board, the President shall preside.

                                  THE PRESIDENT

38. The President shall have direct charge of and supervision over the entire operations of the Corporation, including operational matters, as well as financial matters, and shall be the chief executive officer of the Corporation. He shall likewise have the responsibility of carrying out the policies and decisions adopted by the Board of Directors or the Executive Committee. Upon authorization of the President, the duties of the President may be delegated to any other officer of the Corporation.

39. The President is empowered to execute deeds, bills of sale, notes, mortgages, bonds, contracts and other instruments that require execution, for and in behalf of the Corporation, and to sign certificates of stock.

40. The President shall have such other powers and perform such other duties as usually appertain to the office in business corporations or as may be delegated to him by the Board of Directors or the Executive Committee.

41. In the absence or inability of the President, the duties of the office shall be performed by such other officer of the Corporation as the Board of Directors or the Executive Committee may designate.

                               THE VICE PRESIDENT

42. An Executive Vice President and/or one or more Vice Presidents may be elected or appointed by the Board of Directors from time to time. Such Vice Presidents shall be responsible to the President.

                                  THE SECRETARY

43. The Secretary shall send all requisite notice of meetings of the stockholders, the Board of Directors, and the Executive Committee.

44. The Secretary shall attend all meetings of the stockholders, the Board of Directors and the Executive Committee and shall keep a true and faithful record of the proceedings.

45. The Secretary shall have custody of the seal of the Corporation and of all records, books, documents and papers of the Corporation, except those required to be in the custody of the Treasurer or the Controller, and except such subsidiary records as may be kept in departmental offices.

                                      3b-6

46. The Secretary shall sign and execute all documents which require his signature and execution, and shall affix the seal of the Corporation thereto and attest the same when necessary.

47. The Secretary shall have such other powers and perform such other duties as usually appertain to the office in business corporations, or as may be assigned to him by the Board of Directors or the Executive Committee.

48. Any Assistant Secretary, in case of the absence or inability of the Secretary, may exercise the powers to perform the duties of the Secretary. The Assistant Secretaries shall have such other powers and perform such other duties as may be assigned to them by the Board of Directors, the Executive Committee or the Secretary.

                                  THE TREASURER

49. The Treasurer shall receive and have charge of all funds and securities of the Corporation; he shall deposit the funds to the credit of the Corporation in such depositories as the Board of Directors or the Executive Committee shall designate, and he shall disburse the same only on written approval of the Controller or his duly authorized representative, and under such rules and regulations as the Board of Directors or the Executive Committee may adopt.

50. The Treasurer shall keep full and regular books showing all his receipts and disbursements which books shall be open at all times to the inspection of any member of the Board of Directors and he shall make such reports as the Board of Directors or the Executive Committee may require.

51. The Treasurer shall have such other powers and perform such other duties as usually appertain to the office in business corporations, or as may be assigned to him by the Board of Directors or the Executive Committee.

52. Any Assistant Treasurer shall have such powers and perform such duties as may be assigned to him by the Board of Directors, the Executive Committee or the Treasurer within the scope of his authority.

53. The Treasurer and any Assistant Treasurer shall give such security for the faithful performance of his duties as the Board of Directors or the Executive Committee may require.

                                      3b-7

                                 THE CONTROLLER

54. The Controller shall have custody and charge of all books of account, except those required by the Treasurer in keeping record of the work of his office, and shall have supervision over such subsidiary accounting records as may be kept in departmental offices.

55. The Controller shall have access to all books of account, including the records of the Secretary and the Treasurer, for purposes of audit and for obtaining information necessary to verify or complete the records of his office.

56. The Controller or his duly authorized representatives shall certify to the authorization and approval pertaining to all vouchers; and no payments from the general cash shall be made by the Treasurer except on voucher bearing the written approval of the Controller or his authorized representative.

57. The Controller shall be responsible to the President and shall perform such other duties as may be assigned to him by the Board of Directors or the Executive Committee.

58. The Controller may designate some other person or persons to perform such of his duties as he finds necessary to delegate in the ordinary conduct of the business, and shall with the approval of the Board of Directors or the Executive Committee designate some person to perform the duties of Controller in case of his absence or inability.

                                    VACANCIES

59. If the office of any Director, the Chairman of the Board, the President, Vice President, the Secretary, the Treasurer, the Controller, or any officer elected or appointed by the Board of Directors becomes vacant by reason of death, retirement, removal or otherwise, the Directors then in office may elect or appoint a successor or successors who shall respectively hold office for the unexpired term in respect to which such vacancy occurred.

                             DUTIES MAY BE DELEGATED

60. In case of the absence or inability of any officer, or for any other reason that the Board of Directors may deem sufficient, the Board may delegate the powers and duties of such office to any other officer, or any other director, for the time being.

                                      3b-8

                              CERTIFICATES OF STOCK

61. The certificates of stock of the Corporation shall be numbered and entered in the books of the Corporation as they are issued. They shall exhibit the holders name and the number of shares, and shall be signed by the President or a Vice President and by the Secretary or an Assistant Secretary, and shall bear the corporate seal.

                                TRANSFER OF STOCK

62. Transfer of stock shall be made on the books of the Corporation only by the person named in the certificate, or by an attorney lawfully constituted in writing, and upon surrender of such certificates.

63. The Corporation will be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof, and accordingly, shall not be bound to recognize any other claim to or interest in such shares on the part of any other person, whether or not it shall have express notice thereof, save as may be expressly provided by the laws of the State of Florida.

                                LOST CERTIFICATES

64. Any person claiming a certificate of stock to be lost or destroyed shall make an affidavit or affirmation to that effect, and advertise the same in such manner as the Board of Directors may require, and shall give the Corporation a bond of indemnity, with one or more sureties satisfactory to the Board of Directors, in at least double the par value of the stock represented by the certificate claimed to be lost or destroyed, whereupon a new certificate may be issued of the same tenor and for the same number of shares as the one alleged to be lost or destroyed, but always subject to the approval of the Board of Directors.

                                  STOCK RECORD

65. A stock ledger shall be maintained showing a record of the stock holding of each stockholder.

                                 CORPORATE SEAL

66. The corporate seal shall have inscribed thereon: "United Telephone Company of Florida, a Florida Corporation. Corporate Seal."

                                   AMENDMENTS

67. The Articles of Incorporation, Article VI, provides that "The bylaws may be adopted or amended only by a majority of all the voting stock voting in person or by proxy".

                                      3b-9

68. Any stockholder or group of stockholders of record can propose amendments to the Bylaws or the Articles of Incorporation by a notice in writing to the Secretary, outlining in sufficient detail such proposed amendments to be considered at any annual meeting of the stockholders. Such notice must be sufficiently in advance of the annual meeting and in the hands of the Secretary in time to comply with Sections Four and Seven of these bylaws entitled "Notice of Meetings of Stockholders."

69. Stockholders representing twenty-five percent of the total outstanding stock entitled to vote can propose amendments to the Bylaws or Articles of Incorporation by a notice in writing to the Secretary outlining in sufficient detail such proposed amendments and the request that a special meeting of the stockholders be called in accordance with Section Two of these Bylaws, entitled "Meetings of Stockholders."

70. Any proposals for amendments to the Bylaws or the Articles of Incorporation can be recommended by any elected or appointed officer or the Executive Committee, but must have approval of the Board of Directors before being recommended by the management of the Company as a group for consideration at any annual or special meeting of the stockholders. Any officer who is also a stockholder, however, shall have the right as a stockholder, to propose amendments to the Bylaws or Articles of
       Incorporation  at any  annual  meeting  of the  stockholders  so  long as
       Section 68 under this heading is complied with.

71. In no event shall any amendment or amendments to the Bylaws or the Articles of Incorporation be considered valid unless proper notice of such amendment or amendments is given to stockholders in advance of any annual or special meeting in compliance with Sections 4, 7, 68, 69 and 70 of these Bylaws.

72. That whenever in these Bylaws the word "stockholder" or "stockholders" is used, it shall be construed to mean only the holder or holders of stock entitled to vote pursuant to the Certificate of Incorporation, except, however, as used in Bylaw Number 65 pertaining to the maintenance of a stock ledger; and wherever in these Bylaws the word "stock" is used, it shall be construed to mean stock possessing voting power pursuant to the Certificate of Incorporation, except, however, as used in Bylaws Numbers 39, 61, 62, 63, 64 and 65 pertaining generally to the issuance of stock certificates and maintenance of stock records.

                                     3b-10

73.     Indemnification of Officer and Directors.

       (a)    Limitation of Liability.

              No person shall be liable to the Corporation for any loss or damage suffered by it on account of any action taken or omitted to be taken by him or her as a director or officer of the Corporation in good faith, if such person (1) exercised or used the same degree of care and skill as a prudent man or woman would have exercised or used under the circumstances in the conduct of his or her own affairs, or (2) took or omitted to take such action in reliance on advice of counsel for the Corporation or upon statements made or information furnished by officers or employees of the Corporation which he or she had reasonable grounds to believe.

       (b)    Indemnification

              (1) Actions Other Than Those by or in the Right of the Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he or she is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys'
                    fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation (or such other corporation or organization), and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendre or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

                                     3b-11

                    (2) Action by or in the Right of the Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director or officer, of the Corporation, or is or was serving at the request of the Corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation (or such other corporation or organization) and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his or her duty to the Corporation (or such other corporation or organization) unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

              (3) Successful Defense of Action. Notwithstanding, and without limitation of, any other provision of this Section 73, to the extent that a director or officer of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in paragraph (1) or
                    (2) of this Section 73, or in defense of any claim, issue or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith.

              (4)   Determination  Required. Any indemnification under paragraph
                    (1) or (2) of this Section 73 (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director or officer is proper in the circumstances because he or she has met the applicable standard of conduct set forth in said paragraph. Such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to the particular action, suit or proceeding, or (ii) if a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the stockholders.

                                     3b-12

              (5) Advance of Expenses. Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors in the specific case upon receipt of a satisfactory undertaking by or on behalf of the director or officer to repay such amount unless it shall ultimately be determined that he or she is entitled to be indemnified by the Corporation as authorized in this Section 73.

       (c)    Nonexclusivity; Duration.

              The indemnifications, rights, and limitations of liability provided by this Section 73 shall not be deemed exclusive of any other indemnifications, rights or limitations of liability to which any person may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise, either as to action in his official capacity or as to action in another capacity while holding office, and they shall continue although such person has ceased to be a director or officer and shall inure to the benefit of his or her heirs, executors and administrators.

                                     3b-13