Form 10-Q
period 1996-03-31
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1996-05-14
CIK 37664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(X)      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

           For the quarterly period ended  March 31, 1996
                                          ---------------
                             OR

(  )      Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

       For the transition period from                  to
                                     -----------------   --------------

       Commission file number               0-1244

                      UNITED TELEPHONE COMPANY OF FLORIDA
            (Exact name of registrant as specified in its charter)

FLORIDA                                                               59-0248365
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

             P. O. BOX 165000, Altamonte Springs, Florida  32716-5000
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
                                      INDEX




Part I - Financial Information                                                                                 Page

Item 1.
     Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995.....................................  1

     Consolidated Statements of Income for the Three Months Ended
         March 31, 1996 and 1995 ...............................................................................  3

     Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1996 and 1995 ...............................................................................  4

     Condensed Notes to Consolidated Financial Statements.......................................................  5

Item 2.
     Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................................  7


Part II - Other Information


     Item 1. Legal Proceedings...................................................................................12

     Item 2. Changes in Securities...............................................................................12

     Item 3. Defaults Upon Senior Securities.....................................................................12

     Item 4. Submission of Matters to a Vote of Security Holders.................................................12

     Item 5. Other Information...................................................................................12

     Item 6. Exhibits and Reports on Form 8-K....................................................................12

     Signature...................................................................................................13


                                                                   PART I.
                                                                   Item 1.
                      UNITED TELEPHONE COMPANY OF FLORIDA
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)




                                                             March 31,          December 31,
        ASSETS                                                 1996                 1995
                                                           ----------           ----------
                                                          (Unaudited)
CURRENT ASSETS
     Cash                                            $         3,788      $       9,267
     Receivables:
          Interexchange carriers                              42,806             38,278
          Customers and other                                 78,733             81,404
          Unbilled toll                                       10,506             19,197
          Affiliated companies                                42,208             24,677
          Allowance for uncollectible accounts                (3,304)            (3,731)
     Inventories                                              28,253             26,938
     Prepayments                                                 203              2,387
     Deferred income taxes                                     7,394              9,506
                                                           ----------           ----------
                                                             210,587            207,923


PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                      155,775            155,794
     Telephone network equipment and outside plant         2,316,309          2,274,640
     Other                                                   112,329            135,833
     Construction in progress                                 55,528             54,863
                                                          ----------            ---------
                                                           2,639,941          2,621,130
     Less accumulated depreciation                         1,448,776          1,420,212
                                                          ----------            ---------
                                                           1,191,165          1,200,918



DEFERRED CHARGES AND OTHER ASSETS                             41,295             35,752









                                                      $   1,443,047       $   1,444,593
                                                      =============       =============

                                                                    PART I.
                                                                    Item 1.



                                                             March 31,         December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                           1996               1995
                                                           ------------         ------------
                                                                (Unaudited)
CURRENT LIABILITIES
     Outstanding checks in excess of cash balances     $       7,705      $       3,383
     Commercial paper                                         10,981             29,658
     Current maturities of long-term debt                      2,061              2,034
     Accounts payable:
          Interexchange carriers                              36,708             53,069
          Affiliated companies                                35,039             23,665
          Other                                               16,440             36,242
     Advance billings and customer deposits                   23,537             22,651
     Accrued vacation pay                                     17,154             16,159
     Accrued interest                                          7,236             11,556
     Accrued taxes                                            37,898              7,146
     Other                                                    19,606             22,308
                                                           ------------         ------------
                                                             214,365            227,871

LONG-TERM DEBT                                               437,291            437,733


DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                                   106,974            109,991
     Deferred investment tax credits                           8,031              8,816
     Postretirement and other benefit obligations             62,795             60,155
     Other                                                    15,029             14,383
                                                           ------------         ------------
                                                             192,829            193,345


COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
     Common stock, authorized 16,000,000 shares, par
          value $2.50, issued and outstanding                 16,250             16,250
     Capital in excess of par value                          166,583            166,583
     Retained earnings                                       415,729            402,811
                                                           ------------         ------------
                                                             598,562            585,644

                                                       $   1,443,047        $   1,444,593
                                                           ============         ============





     See Accompanying Condensed Notes to Consolidated Financial Statements.


                                                                   PART I.
                                                                   Item 1.
                      UNITED TELEPHONE COMPANY OF FLORIDA
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)



                                                 Three Months Ended
                                                     March 31,
                                        ----------------------------------
                                            1996                   1995
                                        ------------          ------------
                                                    (Unaudited)
OPERATING REVENUES
     Local service                       $     98,026         $     89,155
     Network access service                    95,860               83,691
     Long distance service                     18,410               20,883
     Miscellaneous                             35,948               33,460
                                         ------------         ------------
                                              248,244              227,189

OPERATING EXPENSES
     Plant expense                             57,237               59,689
     Depreciation                              48,285               48,337
     Customer operations                       32,884               31,445
     Corporate operations                      21,084               19,882
     Other operating expenses                   6,255                6,692
     Taxes:
         Federal income:
             Current                           23,442               20,866
             Deferred                            (700)              (5,105)
             Deferred investment tax credits     (785)                (871)
         State, local and miscellaneous        10,144                8,930
                                         ------------         ------------
                                              197,846              189,865
                                         ------------         ------------

OPERATING INCOME                               50,398               37,324

INTEREST CHARGES
     Interest on long-term debt                 8,555                8,336
     Interest on short-term debt                  109                  521
     Other interest                               817                  825
                                         ------------         ------------
                                                9,481                9,682

OTHER INCOME (EXPENSE)
     Interest charged to construction            (179)                   -
     Interest income                              130                   16
                                         ------------         ------------
                                                  (49)                  16
                                         ------------         ------------

NET INCOME                               $     40,868         $     27,658
                                         ============         ============






     See Accompanying Condensed Notes to Consolidated Financial Statements.


                                                                      PART I.
                                                                      Item 1.
                      UNITED TELEPHONE COMPANY OF FLORIDA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                              Three Months Ended
                                                                    March 31,
                                                              1996             1995
                                                          -----------    ------------
                                                                  (Unaudited)
OPERATING ACTIVITIES
     Net income                                             $  40,868       $  27,658
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation                                       48,285          48,337
            Deferred income taxes and investment
                tax credits                                    (1,690)         (6,699)
     Changes in operating assets and liabilities:
          Receivables, net                                    (11,124)        (10,593)
          Inventories                                          (1,315)          1,852
          Prepayments                                           2,184           1,210
          Accounts payable, accrued expenses and
             other current liabilities                          5,144          16,732
          Noncurrent assets and liabilities, net               (2,911)          2,394
                                                          ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      79,441          80,891




INVESTING ACTIVITIES
     Capital expenditures                                    (39,632)        (45,110)
     Net salvage from plant and equipment retired              1,829             291
                                                         ------------   ------------
NET CASH USED BY INVESTING ACTIVITIES                        (37,803)        (44,819)




FINANCING ACTIVITIES
     Proceeds from long-term borrowings                           -           68,576
     Principal payments and retirements of long-term debt       (490)         (2,591)
     Decrease in short-term borrowings                       (18,677)        (79,537)
     Dividends paid                                          (27,950)        (29,274)
     Decrease to unamortized debt expense                         -              280
                                                        ------------    ------------
NET CASH USED BY FINANCING ACTIVITIES                        (47,117)        (42,546)


DECREASE IN CASH                                              (5,479)         (6,474)


CASH AT BEGINNING OF PERIOD                                    9,267           9,473
                                                        ------------    ------------

CASH AT END OF PERIOD                                      $   3,788       $   2,999
                                                        ============    ============



     See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.
                       UNITED TELEPHONE COMPANY OF FLORIDA
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


The information contained in this Form 10-Q for the three month interim periods ended March 31, 1996 and 1995 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals to present fairly the consolidated financial position, results of operations and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1996.

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

                                                                         PART I.
                                                                         Item 1

                       UNITED TELEPHONE COMPANY OF FLORIDA
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


3.  SUPPLEMENTAL CASH FLOWS INFORMATION

    The following are the supplemental disclosures required for the Consolidated Statements of Cash Flows:



                                                         Three Months Ended
                                                               March 31,
                                                     -------------------------
                                                        1996            1995
                                                     ---------       --------

                                                           (In Thousands)
                    Cash paid for:

                     Interest, net of amounts
                       capitalized                     $13,914           $11,216
                     Income taxes                      $ 1,563             $ 407

                                                                         PART I.
                                                                         Item 2.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                 MARCH 31, 1996


Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------   ---------------------------------------------------------------
            Results of Operations
            ---------------------

Regulatory Issues
- -----------------

In June 1994, the Company entered into a stipulation with the Florida Public Service Commission (FPSC) whereby the Company's allowed intrastate return on equity was capped at 13.0 percent for 1994 with any earnings in excess of 13.0 percent to be deferred to 1995 when the maximum allowed return reverted to 13.5 percent.

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

On December 1, 1994, the FPSC approved the Company's proposal for intrastate rate reductions with an effective date of January 1, 1995. The total proposed revenue reduction was $10.6 million in 1995, $9.0 million of which was in switched access charge reductions and the remainder in cellular interconnection usage rates and intraLATA toll rates.

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

                                                                         PART I.
                                                                         Item 2.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                 MARCH 31, 1996


Regulatory Issues  (Continued)
- -----------------

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

Telecommunications companies may also provide video programming and cable operators may provide telephone service in the same service area. The Act prohibits telecommunications carriers and cable operators from acquiring more than 10 percent of each other, except in rural and other specified areas.

The impact of the Act on the Company is unknown because a number of important implementation issues (such as the nature and extent of continued subsidies for local rates) still need to be decided by state or federal regulators. However, the Company's historical prices and market share are likely to decline as a result of increased local competition.

                                                                         PART I.
                                                                         Item 2.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                 MARCH 31, 1996


Liquidity and Capital Resources
- -------------------------------

Net cash provided by operating activities decreased slightly to $79.4 million for the three months ended March 31, 1996, compared to $79.7 million for the same period in 1995. The decrease in net cash generated is due to increased uses of working capital, primarily related to accounts payable, mostly offset by improved operating results.

Cash used by investing activities decreased to $37.8 million for the three months ended March 31, 1996, compared to $44.8 million for the same period in 1995. This is due to a decrease in additions to property, plant and equipment. The Company's planned construction expenditures for modernization and growth in 1996 are approximately $202.0 million.

Cash used by financing activities increased to $47.1 million for the three months ended March 31, 1996, compared to $41.4 million for the same period in 1995. In January 1995, the Company issued $70 million of 8.375 percent Series HH bonds to reduce commercial paper outstanding. At March 31, 1996, the Company's lines of credit totaled $100.0 million, of which $100.0 million was unused.


Financial Condition
- -------------------

The Company's ratio of common equity to total capital was 57.1 percent at March 31, 1996, compared to 55.5 percent at December 31, 1995, and 59.4 percent at March 31, 1995. The short-term debt to total capital ratio was 1.0 percent at March 31, 1996, compared to 2.8 percent at December 31, 1995, and 2.6 percent at March 31, 1995.

The Company's consolidated assets totaled $1.443 billion at March 31, 1996 compared to $1.445 billion at December 31, 1995. During that period, accounts receivable increased $11.1 million due primarily to the timing of sales activities and cash collections. Accounts payable decreased $24.8 million generally due to the timing of cash disbursements. Commercial paper and notes payable decreased $18.7 million primarily due to increased borrowings at year end 1995 due to dividend payments. Accrued taxes increased $30.8 million due to the timing of payments.

                                                                         PART I.
                                                                         Item 2.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                 MARCH 31, 1996


Results of Operations
- ---------------------

The Company adopted accounting principles for a competitive marketplace effective December 31, 1995 and discontinued applying Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The primary effects of the Company's discontinued application of SFAS No. 71 were that certain accumulated depreciation balances were increased, plant asset lives were shortened from regulator-prescribed lives to estimated economic lives, switch software costs which had previously been expensed as incurred are now being capitalized and amortized, and the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to SFAS No. 71 but which would not have been recognized as such by enterprises in general were eliminated from the consolidated balance sheet. It is not expected that the discontinued application of SFAS No. 71 will have a significant impact on 1996 operating results.

As discussed in "Regulatory Issues," effective January 1, 1996, Florida changed from rate of return regulation to price regulation. This change is resulting in the recognition of seasonal trends in the Company's revenues.

Local service revenues are derived from providing telephone exchange services. Local service revenues increased $8.9 million for the three months ended March 31, 1996, primarily due to access line growth, increased equipment leases and increases in demand for custom calling features and inside wire maintenance contracts.

Network access service revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where long distance service is not provided entirely by the Company. Network access revenues increased $12.2 million for the three months ended March 31, 1996. Access rate reductions that went into effect August 1, 1995 were more than offset in the three month period by increased minutes of use. In addition, the adoption of the 5.3 percent productivity rate for the FCC Interstate price cap plan, effective August, 1995, eliminated the rate of return ceiling on interstate earnings, beginning July, 1995, and therefore increased the retention of revenue.

Long distance revenues are derived principally from providing long distance services within designated areas. These revenues decreased $2.5 million for the three months ended March 31, 1996, primarily due to increased competition in this market and the conversion of certain short-haul toll routes to flat rate message plans. These flat rate revenue streams are included in local service revenue.

                                                                         PART I.
                                                                         Item 2.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                 MARCH 31, 1996


Miscellaneous revenues include revenues related to directory publishing fees, the provision of billing and collection services and operator services for interexchange carriers, sales of telecommunication equipment and leasing of network facilities. The increase in miscellaneous revenues of $2.5 million for the three months ended March 31, 1996 was primarily due to increases in directory revenues.

Plant expenses decreased $2.5 million for the three months ended March 31, 1996 from the comparable period in 1995. In conjunction with the adoption of accounting principles for a competitive marketplace, switch software costs which had previously been expensed as incurred are now being capitalized and amortized, resulting in a decrease in plant expense. In addition, the expense decrease was also attributed to decreased movement and repairs of cable and wire which was partially offset by increased computer expenses.

Depreciation expense for the three months ended March 31, 1996 was consistent with that for the three months ended March 31, 1995. In conjunction with the December 31, 1995 adoption of accounting principles for a competitive marketplace, an adjustment was made to increase the accumulated depreciation balance. This adjustment resulted in certain assets becoming fully depreciated, thus reducing depreciation expense in the three months ended March 31, 1996. This reduction was offset by amortization of switch software costs which are now being capitalized. Throughout 1996, this amortization is expected to substantially offset the related decrease in plant expense discussed above. Accordingly, the annual impact on operations resulting from the capitalization of switch software is not expected to be significant. Additionally, the impact of shortened asset lives resulting from the discontinued application of SFAS No. 71 is not expected to have a significant effect on 1996 operating results.

Customer operations expense increased $1.4 million for the three months ended March 31, 1996, primarily due to increases in expenses associated with expanded hours of business office operations, increases in the number of customer contacts and increased directory expenses.

Corporate operations expense increased $1.2 million for the three months ended March 31, 1996, due to an increase in general and administrative services provided by Sprint.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                OTHER INFORMATION


Item 1.  Legal Proceedings

                  There were no reportable events during the quarter ended March
                    31, 1996.

Item 2. Changes in Securities

                  Omitted under the provisions of General Instruction H.

Item 3. Defaults Upon Senior Securities

                  Omitted under the provisions of General Instruction H.

Item 4. Submission of Matters to a Vote of Security Holders

                  Omitted under the provisions of General Instruction H.

Item 5.  Other Information

                  There were no reportable events during the quarter ended March
                    31, 1996.

Item 6.  Exhibits and Reports on Form 8-K

                  No reports on Form 8-K were  required  to be filed  during the quarter ended March 31, 1996.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNITED TELEPHONE COMPANY OF FLORIDA
                                           -----------------------------------
                                                 (Registrant)



Date May 14, 1996                         By /s/ J.J. Beling
     ------------                          ----------------------------------
                                          J. J. Beling
                                          Controller & Chief Accounting Officer