Form 10-Q
period 1996-06-30
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1996-08-13
CIK 37664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1996 OR

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
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                               Identification No.)

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




Part I - Financial Information Page

Item 1.
     Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995... 1

     Consolidated Statements of Income for the Three and Six Months Ended
     June 30, 1996 and 1995 ................................................. 3

     Consolidated Statements of Cash Flows for the Six Months Ended
     June 30, 1996 and 1995 ................................................. 5

     Condensed Notes to Consolidated Financial Statements.................... 6

Item 2.
     Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 8


Part II - Other Information


     Item 1. Legal Proceedings...............................................13

     Item 2. Changes in Securities...........................................13

     Item 3. Defaults Upon Senior Securities.................................13

     Item 4. Submission of Matters to a Vote of Security Holders.............13

     Item 5. Other Information...............................................13

     Item 6. Exhibits and Reports on Form 8-K................................13

     Signature...............................................................14

                                                                                                                      PART I.
                                                                                                                      Item 1.
                                            UNITED TELEPHONE COMPANY OF FLORIDA
                                                CONSOLIDATED BALANCE SHEETS
                                                       (In Thousands)



                                                                             June 30,                       December 31,
              ASSETS                                                           1996                             1995
                                                                        --------------------             --------------------
                                                                            (Unaudited)
CURRENT ASSETS
     Cash                                                             $               4,374            $               9,267
     Receivables:
          Interexchange carriers                                                     38,849                           38,278
          Customers and other                                                        86,416                           81,404
          Unbilled toll                                                              10,671                           19,197
          Affiliated companies                                                       35,567                           24,677
          Allowance for uncollectible accounts                                       (3,178)                          (3,731)
     Inventories                                                                     28,640                           26,938
     Prepayments                                                                      2,626                            2,387
     Deferred income taxes                                                            4,950                            9,506
                                                                        --------------------             --------------------
                                                                                    208,915                          207,923



PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                                             157,197                          155,794
     Telephone network equipment and outside plant                                2,345,948                        2,274,640
     Other                                                                          112,233                          135,833
     Construction in progress                                                        56,347                           54,863
                                                                        --------------------             --------------------
                                                                                  2,671,725                        2,621,130
     Less accumulated depreciation                                                1,473,037                        1,420,212
                                                                        --------------------             --------------------
                                                                                  1,198,688                        1,200,918



DEFERRED CHARGES AND OTHER ASSETS                                                    42,931                           35,752


                                                                        ====================             ====================
                                                                      $           1,450,534            $           1,444,593
                                                                        ====================             ====================


                                                                      1

                                                                                                                         PART I.
                                                                                                                         Item 1.




                                                                                June 30,                       December 31,
               LIABILITIES AND STOCKHOLDER'S EQUITY                               1996                             1995
                                                                           --------------------             --------------------
                                                                               (Unaudited)
CURRENT LIABILITIES
     Outstanding checks in excess of cash balances                       $              12,236            $               3,383
     Commercial paper                                                                   37,109                           29,658
     Current maturities of long-term debt                                                2,044                            2,034
     Accounts payable:
          Interexchange carriers                                                        26,696                           53,069
          Affiliated companies                                                          26,275                           23,665
          Other                                                                         21,873                           36,242
     Advance billings and customer deposits                                             22,659                           22,651
     Accrued vacation pay                                                               17,414                           16,159
     Accrued interest                                                                   11,647                           11,556
     Accrued taxes                                                                      14,589                            7,146
     Other                                                                              19,559                           22,308
                                                                           --------------------             --------------------
                                                                                       212,101                          227,871

LONG-TERM DEBT                                                                         436,838                          437,733


DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                                                             103,350                          109,991
     Deferred investment tax credits                                                     7,288                            8,816
     Postretirement and other benefit obligations                                       65,692                           60,155
     Other                                                                              14,733                           14,383
                                                                           --------------------             --------------------
                                                                                       191,063                          193,345


COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
     Common stock, authorized 16,000,000 shares, par
          value $2.50, issued and outstanding 6,500,000 shares                          16,250                           16,250
     Capital in excess of par value                                                    166,583                          166,583
     Retained earnings                                                                 427,699                          402,811
                                                                           --------------------             --------------------
                                                                                       610,532                          585,644

                                                                           ====================             ====================
                                                                         $           1,450,534            $           1,444,593
                                                                           ====================             ====================


                            See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                               2

                                                                                                                      PART I.
                                                                                                                      Item 1.
                                            UNITED TELEPHONE COMPANY OF FLORIDA
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                       (In Thousands)



                                                                                       Three Months Ended
                                                                                            June 30,
                                                                    ---------------------------------------------------------
                                                                             1996                               1995
                                                                    ----------------------             ----------------------
                                                                                          (Unaudited)
OPERATING REVENUES
     Local service                                                  $              98,520              $              89,898
     Network access service                                                        89,585                             80,422
     Long distance service                                                         18,453                             20,293
     Miscellaneous                                                                 37,362                             32,280
                                                                      --------------------               --------------------
                                                                                  243,920                            222,893

OPERATING EXPENSES
     Plant expense                                                                 57,484                             60,984
     Depreciation                                                                  48,204                             46,599
     Customer operations                                                           32,995                             31,155
     Corporate operations                                                          22,186                             19,765
     Other operating expenses                                                       9,331                              5,458
     Taxes:
         Federal income:
             Current                                                               20,611                             17,359
             Deferred                                                              (1,379)                            (2,855)
             Deferred investment tax credits, net                                    (742)                              (641)
         State, local and miscellaneous                                             9,363                              8,821
                                                                      --------------------               --------------------
                                                                                  198,053                            186,645
                                                                      --------------------               --------------------

OPERATING INCOME                                                                   45,867                             36,248

INTEREST CHARGES
     Interest on long-term debt                                                     8,557                              8,659
     Interest on short-term debt                                                    -                                     47
     Other interest                                                                   546                                861
                                                                      --------------------               --------------------
                                                                                    9,103                              9,567

OTHER INCOME
     Interest charged to construction                                                  17                              -
     Interest income                                                                  214                                156
                                                                      --------------------               --------------------
                                                                                      231                                156
                                                                      --------------------               --------------------


NET INCOME                                                          $              36,995              $              26,837
                                                                      ====================               ====================

                           See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                                                                                      PART I.
                                                                                                                      Item 1.
                                            UNITED TELEPHONE COMPANY OF FLORIDA
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                       (In Thousands)



                                                                                        Six Months Ended
                                                                                            June 30,
                                                                    ---------------------------------------------------------
                                                                            1996                               1995
                                                                    ----------------------             ----------------------
                                                                                          (Unaudited)

OPERATING REVENUES
     Local service                                                  $             196,546              $             179,053
     Network access service                                                       185,445                            164,113
     Long distance service                                                         36,863                             41,176
     Miscellaneous                                                                 73,310                             65,740
                                                                      --------------------               --------------------
                                                                                  492,164                            450,082

OPERATING EXPENSES
     Plant expense                                                                114,721                            120,673
     Depreciation                                                                  96,489                             94,936
     Customer operations                                                           65,879                             62,600
     Corporate operations                                                          43,270                             39,647
     Other operating expenses                                                      15,586                             12,150
     Taxes:
         Federal income:
             Current                                                               44,053                             38,225
             Deferred                                                              (2,079)                            (7,960)
             Deferred investment tax credits                                       (1,527)                            (1,512)
         State, local and miscellaneous                                            19,507                             17,751
                                                                      --------------------               --------------------
                                                                                  395,899                            376,510
                                                                      --------------------               --------------------

OPERATING INCOME                                                                   96,265                             73,572

INTEREST CHARGES
     Interest on long-term debt                                                    17,112                             16,995
     Interest on short-term debt                                                      109                                568
     Other interest                                                                 1,363                              1,686
                                                                      --------------------               --------------------
                                                                                   18,584                             19,249

OTHER INCOME (EXPENSE)
     Interest charged to construction                                                (162)                                 -
     Interest income                                                                  344                                172
                                                                      --------------------               --------------------
                                                                                      182                                172
                                                                      --------------------               --------------------


NET INCOME                                                          $              77,863              $              54,495
                                                                      ====================               ====================


                           See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                                  4


                                                                                                                          PART I.
                                                                                                                          Item 1.
                                              UNITED TELEPHONE COMPANY OF FLORIDA
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (In Thousands)


                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                         ----------------------------------------
                                                                                             1996                       1995
                                                                                         -------------              -------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES
     Net income                                                                        $       77,863             $       54,495
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation                                                                       96,489                     94,936
            Deferred income taxes and investment
                tax credits                                                                    (3,613)                   (10,920)

     Changes in operating assets and liabilities:
          Receivables, net                                                                     (8,500)                     4,463
          Inventories                                                                          (1,702)                     2,251
          Prepayments                                                                            (239)                     1,977
          Accounts payable, accrued expenses and
             other current liabilities                                                        (23,231)                    (1,280)
          Noncurrent assets and liabilities, net                                               (2,633)                     6,356
                                                                                         -------------              -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     134,434                    152,278




INVESTING ACTIVITIES
     Capital expenditures                                                                     (96,609)                   (85,293)
     Net salvage from plant and equipment retired                                               3,800                      2,150
                                                                                         -------------              -------------
NET CASH USED BY INVESTING ACTIVITIES                                                         (92,809)                   (83,143)




FINANCING ACTIVITIES
     Proceeds from long-term borrowings                                                         -                         70,000
     Principal payments and retirements of long-term debt                                        (994)                    (2,990)
     Increase (Decrease) in short-term borrowings                                               7,451                    (87,088)
     Dividends paid                                                                           (52,975)                   (54,325)
                                                                                         -------------              -------------
NET CASH USED BY FINANCING ACTIVITIES                                                         (46,518)                   (74,403)
                                                                                         -------------              -------------


DECREASE IN CASH                                                                               (4,893)                    (5,268)


CASH AT BEGINNING OF PERIOD                                                                     9,267                      9,473
                                                                                         -------------              -------------


CASH AT END OF PERIOD                                                                  $        4,374             $        4,205
                                                                                         =============              =============


                             See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                                        5

                                                                         PART I.
                                                                         Item 1.
                       UNITED TELEPHONE COMPANY OF FLORIDA
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


The information contained in this Form 10-Q for the three and six month interim periods ended June 30, 1996 and 1995 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals to present fairly the consolidated financial position, results of operations and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1996.

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

                                                                         PART I.
                                                                         Item 1.
                       UNITED TELEPHONE COMPANY OF FLORIDA
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


3.  SUPPLEMENTAL CASH FLOWS INFORMATION

    The following are the supplemental disclosures required for the Consolidated Statements of Cash Flows:

                                Six Months Ended
                                    June 30,

                                             1996            1995
                                                 (In Thousands)
         Cash paid for:

         Interest, net of amounts
         capitalized                         $18,522        $15,661
          Income taxes                       $55,215        $44,645

                                                                         PART I.
                                                                         Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                  JUNE 30, 1996


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

                                                                         PART I.
                                                                         Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                  JUNE 30, 1996


Regulatory Issues  (Continued)

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

                                                                         PART I.
                                                                         Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                  JUNE 30, 1996


Liquidity and Capital Resources

Net cash provided by operating activities decreased to $134.4 million for the six months ended June 30, 1996, compared to $152.3 million for the same period in 1995. The decrease in net cash generated is due to increased uses of working capital, primarily related to accounts payable, mostly offset by improved operating results.

Cash used by investing activities increased to $92.8 million for the six months ended June 30, 1996, compared to $83.1 million for the same period in 1995. This is due to an increase in additions to property, plant and equipment. The Company's planned construction expenditures for modernization and growth in 1996 are approximately $202.0 million.

Cash used by financing activities decreased to $46.5 million for the six months ended June 30, 1996, compared to $74.4 million for the same period in 1995. In January 1995, the Company issued $70 million of 8.375 percent Series HH bonds to reduce commercial paper outstanding. At June 30, 1996, the Company's lines of credit totaled $100.0 million, all of which was unused.


Financial Condition

The Company's ratio of common equity to total capital was 56.2 percent at June 30, 1996, compared to 55.5 percent at December 31, 1995, and 59.9 percent at June 30, 1995. The short-term debt to total capital ratio was 3.4 percent at June 30, 1996, compared to 2.8 percent at December 31, 1995, and 2.0 percent at June 30, 1995.

The Company's consolidated assets totaled $1.451 billion at June 30, 1996 compared to $1.445 billion at December 31, 1995. During that period, accounts receivable increased $8.5 million due primarily to the timing of sales activities and cash collections. Accounts payable decreased $38.1 million generally due to the timing of cash disbursements in addition to a turnaround of interstate price cap reserves. Commercial paper and notes payable increased $7.5 million primarily due to quarterly dividend requirements exceeding operating and investing cash flow. Accrued taxes increased $7.4 million due to the timing of payments.

                                                                         PART I.
                                                                         Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                  JUNE 30, 1996


Results of Operations

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

As discussed in "Regulatory Issues," effective January 1, 1996, Florida changed from rate of return regulation to price regulation. This change is resulting in the recognition of seasonal trends in the Company's operating results.

Local service revenues are derived from providing telephone exchange services. Local service revenues increased $8.6 million and $17.5 for the three and six months ended June 30, 1996, respectively, primarily due to access line growth, increased equipment leases and increases in demand for custom calling features and inside wire maintenance contracts.

Network access service revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where long distance service is not provided entirely by the Company. Network access revenues increased $9.2 million and $21.3 for the three and six months ended June 30, 1996, respectively. Access rate reductions that went into effect August 1, 1995 were more than offset in the three and six month periods by increased minutes of use and by increased expense recovery under the interstate price cap agreement with the Federal Communications Commission (FCC). In addition, the adoption of the 5.3 percent productivity rate for the FCC Interstate price cap plan, effective August, 1995, eliminated the rate of return ceiling on interstate earnings, beginning July, 1995, and therefore increased the retention of revenue.

Long distance revenues are derived principally from providing long distance services within designated areas. These revenues decreased $1.8 million and $4.3 million for the three and six months ended June 30, 1996, respectively, primarily due to increased competition in this market and the conversion of certain short-haul toll routes to flat rate message plans. These flat rate revenue streams are included in local service revenue.

                                                                         PART I.
                                                                         Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                                  JUNE 30, 1996


Miscellaneous revenues include revenues related to directory publishing fees, the provision of billing and collection services and operator services for interexchange carriers, sales of telecommunication equipment and leasing of network facilities. The increase in miscellaneous revenues of $5.1 million and $7.6 million for the three and six months ended June 30, 1996, respectively, was primarily due to increases in sales of telecommunications equipment and directory revenues.

Plant expenses decreased $3.5 million and $6.0 for the three and six months ended June 30, 1996, respectively, from the comparable periods in 1995. In conjunction with the adoption of accounting principles for a competitive marketplace, switch software costs which had previously been expensed as incurred are now being capitalized and amortized, resulting in a decrease in plant expense. In addition, the expense decrease was also attributed to decreased movement and repairs of cable and wire which was partially offset by increased computer expenses.

Depreciation expense increased $1.6 million for both the three and six months ended June 30, 1996 compared to the same periods in 1995. In conjunction with the December 31, 1995 adoption of accounting principles for a competitive marketplace, an adjustment was made to increase the accumulated depreciation balance. This adjustment resulted in certain assets becoming fully depreciated, thus reducing depreciation expense in 1996. This reduction was more than offset by amortization of switch software costs which are now being capitalized. Throughout 1996, this amortization is expected to partially offset the related decrease in plant operations expense discussed above. Accordingly, the annual impact on operations resulting from the capitalization of switch software is not expected to be significant. Additionally, the impact of shortened asset lives resulting from the discontinued application of SFAS No. 71 is not expected to have a significant affect on 1996 operating results.

Customer operations expense increased $1.8 million and $3.3 million for the three and six months ended June 30, 1996, respectively, primarily due to increases in expenses associated with directory publishing and implementation of a new directory assistance platform.

Corporate operations expense increased $2.4 million and $3.6 million for the three and six months ended June 30, 1996, respectively, due to an increase in general and administrative services provided by Sprint.

Other operating expense increased $3.9 million and $3.4 million for the three and six months ended June 30, 1996, respectively, primarily due to an increase in the cost of sales associated with an increase in equipment sales.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

                                OTHER INFORMATION


Item 1.  Legal Proceedings

     There were no reportable events during the quarter ended June 30, 1996.

Item 2. Changes in Securities

     Omitted under the provisions of General Instruction H.

Item 3. Defaults Upon Senior Securities

     Omitted under the provisions of General Instruction H.

Item 4. Submission of Matters to a Vote of Security Holders

     Omitted under the provisions of General Instruction H.

Item 5.  Other Information

     There were no reportable events during the quarter ended June 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

      No reports on Form 8-K were required to be filed during the quarter ended June 30, 1996.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNITED TELEPHONE COMPANY OF FLORIDA
                                             (Registrant)



Date: August 12, 1996                        By:/s/ J.J.Beling
                                             ---------------------
                                               J. J. Beling
                                           Controller & Chief Accounting Officer