Form 10-Q
period 1996-09-30
UNITED TELEPHONE CO OF FLORIDA/NEW
filed 1996-11-12
CIK 37664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1996 OR

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




Part I - Financial Information Page

Item 1.
 Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995...1

 Consolidated Statements of Income for the Three and Nine Months Ended
   September 30, 1996 and 1995 ...............................................3

 Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 1996 and 1995 ...............................................5

 Condensed Notes to Consolidated Financial Statements.........................6

Item 2.
 Management's Discussion and Analysis of Financial Condition and
   Results of Operations......................................................8



Part II - Other Information


Item 1. Legal Proceedings....................................................13

Item 2. Changes in Securities................................................13

Item 3. Defaults Upon Senior Securities......................................13

Item 4. Submission of Matters to a Vote of Security Holders..................13

Item 5. Other Information....................................................13

Item 6. Exhibits and Reports on Form 8-K.....................................13

Signature....................................................................14

                                                                                                                            PART I.
                                                                                                                            Item 1.



                                            UNITED TELEPHONE COMPANY OF FLORIDA
                                                CONSOLIDATED BALANCE SHEETS
                                                      (In Thousands)



                                                                           September 30,                    December 31,
              ASSETS                                                           1996                             1995
              ------
                                                                        --------------------             --------------------
                                                                                            (Unaudited)
CURRENT ASSETS
     Cash                                                             $               7,868            $               9,267
     Receivables:
          Interexchange carriers                                                     36,323                           38,278
          Customers and other                                                        90,093                           81,404
          Unbilled toll                                                               9,462                           19,197
          Affiliated companies                                                       30,151                           24,677
          Allowance for uncollectible accounts                                       (3,551)                          (3,731)
     Inventories                                                                     26,593                           26,938
     Prepayments                                                                      1,735                            2,387
     Deferred income taxes                                                            1,921                            9,506
                                                                        --------------------             --------------------
                                                                                    200,595                          207,923



PROPERTY, PLANT AND EQUIPMENT
     Land and buildings                                                             157,698                          155,794
     Telephone network equipment and outside plant                                2,372,545                        2,274,640
     Other                                                                          114,052                          135,833
     Construction in progress                                                        54,663                           54,863
                                                                        --------------------             --------------------
                                                                                  2,698,958                        2,621,130
     Less accumulated depreciation                                                1,495,095                        1,420,212
                                                                        --------------------             --------------------
                                                                                  1,203,863                        1,200,918



DEFERRED CHARGES AND OTHER ASSETS                                                    43,394                           35,752









                                                                        ====================             ====================
                                                                      $           1,447,853            $           1,444,593
                                                                        ====================             ====================







                                                                                                                         PART I.
                                                                                                                         Item 1.




                                                                              September 30,                    December 31,
               LIABILITIES AND STOCKHOLDER'S EQUITY                               1996                             1995
               ------------------------------------
                                                                           --------------------             --------------------
 Outstanding checks in excess of cash balances                           $              10,030            $               3,383
     Commercial paper                                                                                                    29,710
     Advance from parent                                                                23,584                             (52)
     Current maturities of long-term debt                                                1,906                            2,034
     Accounts payable:
          Interexchange carriers                                                        21,838                           53,069
          Affiliated companies                                                          24,100                           23,665
          Other                                                                         20,179                           36,242
     Advance billings and customer deposits                                             22,918                           22,651
     Accrued vacation pay                                                               17,313                           16,159
     Accrued interest                                                                    7,404                           11,556
     Accrued taxes                                                                      20,293                            7,146
     Other                                                                              22,383                           22,308
                                                                           --------------------             --------------------
                                                                                       191,948                          227,871

LONG-TERM DEBT                                                                         436,349                          437,733


DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                                                             108,361                          109,991
     Deferred investment tax credits                                                     6,565                            8,816
     Postretirement and other benefit obligations                                       68,784                           60,155
     Other                                                                              14,644                           14,383
                                                                           --------------------             --------------------
                                                                                       198,354                          193,345


COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
     Common stock, authorized 16,000,000 shares, par
          value $2.50, issued and outstanding 6,500,000 shares                          16,250                           16,250
     Capital in excess of par value                                                    166,583                          166,583
     Retained earnings                                                                 438,368                          402,811
                                                                           --------------------             --------------------
                                                                                       621,202                          585,644

                                                                           ====================             ====================
                                                                         $           1,447,853            $           1,444,593
                                                                           ====================             ====================


                           See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                               2


                                                                                                                      PART I.
                                                                                                                      Item 1.
                                            UNITED TELEPHONE COMPANY OF FLORIDA
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                       (In Thousands)



                                                                                       Three Months Ended
                                                                                         September 30,
                                                                    ---------------------------------------------------------
                                                                             1996                               1995
                                                                    ----------------------             ----------------------
OPERATING REVENUES                                                                        (Unaudited)
     Local service                                                  $             100,281              $              90,743
     Network access service                                                        89,362                             77,555
     Long distance service                                                         16,329                             16,933
     Miscellaneous                                                                 39,054                             34,893
                                                                      --------------------               --------------------
                                                                                  245,026                            220,124

OPERATING EXPENSES
     Plant expense                                                                 57,833                             61,284
     Depreciation                                                                  46,471                             44,693
     Customer operations                                                           33,258                             33,582
     Corporate operations                                                          22,087                             19,269
     Other operating expenses                                                      11,999                              6,435
     Taxes:
         Federal income:
             Current                                                               12,662                             19,930
             Deferred                                                               6,830                             (6,867)
             Deferred investment tax credits, net                                    (724)                              (681)
         State, local and miscellaneous                                             9,336                              8,696
                                                                      --------------------               --------------------
                                                                                  199,752                            186,341
                                                                      --------------------               --------------------

OPERATING INCOME                                                                   45,274                             33,783

INTEREST CHARGES
     Interest on long-term debt                                                     8,558                              8,670
     Interest on short-term debt                                                      277                                 58
     Other interest                                                                   649                                753
                                                                      --------------------               --------------------
                                                                                    9,484                              9,481

OTHER INCOME
     Interest charged to construction                                                (220)                                77
     Interest income                                                                  124                                122
                                                                      --------------------               --------------------
                                                                                      (96)                               199
                                                                      --------------------               --------------------


NET INCOME                                                          $              35,694              $              24,501
                                                                      ====================               ====================


                           See Accompanying Condensed Notes to Consolidated Financial Statements.




                                                                                                                      PART I.
                                                                                                                      Item 1.
                                            UNITED TELEPHONE COMPANY OF FLORIDA
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                       (In Thousands)



                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                    ---------------------------------------------------------
                                                                            1996                               1995
                                                                    ----------------------             ----------------------
OPERATING REVENUES                                                                        (Unaudited)
     Local service                                                  $             296,827              $             269,796
     Network access service                                                       274,807                            241,668
     Long distance service                                                         53,192                             58,109
     Miscellaneous                                                                112,364                            100,633
                                                                      --------------------               --------------------
                                                                                  737,190                            670,206

OPERATING EXPENSES
     Plant expense                                                                172,554                            181,957
     Depreciation                                                                 142,960                            139,629
     Customer operations                                                           99,137                             96,182
     Corporate operations                                                          65,357                             58,916
     Other operating expenses                                                      27,585                             18,585
     Taxes:
         Federal income:
             Current                                                               56,715                             58,155
             Deferred                                                               4,751                            (14,827)
             Deferred investment tax credits                                       (2,251)                            (2,193)
         State, local and miscellaneous                                            28,843                             26,447
                                                                      --------------------               --------------------
                                                                                  595,651                            562,851
                                                                      --------------------               --------------------

OPERATING INCOME                                                                  141,539                            107,355

INTEREST CHARGES
     Interest on long-term debt                                                    25,670                             25,665
     Interest on short-term debt                                                      386                                626
     Other interest                                                                 2,012                              2,439
                                                                      --------------------               --------------------
                                                                                   28,068                             28,730

OTHER INCOME (EXPENSE)
     Interest charged to construction                                                (382)                                77
     Interest income                                                                  468                                294
                                                                      --------------------               --------------------
                                                                                       86                                371
                                                                      --------------------               --------------------


NET INCOME                                                          $             113,557              $              78,996
                                                                      ====================               ====================


                           See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                                  4


                                                                                                                          PART I.
                                                                                                                          Item 1.
                                UNITED TELEPHONE COMPANY OF FLORIDA
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In Thousands)


                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                         ----------------------------------------
                                                                                             1996                       1995
                                                                                         -------------              -------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES
     Net income                                                                        $      113,557             $       78,996
     Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation                                                                      142,960                    139,629
            Deferred income taxes and investment
                tax credits                                                                     3,704                    (20,234)

     Changes in operating assets and liabilities:
          Receivables, net                                                                     (2,653)                     5,023
          Inventories                                                                             345                        858
          Prepayments                                                                             652                      1,752
          Accounts payable, accrued expenses and
             other current liabilities                                                        (29,721)                     7,065
          Noncurrent assets and liabilities, net                                                 (800)                    10,103
                                                                                         -------------              -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     228,044                    223,192




INVESTING ACTIVITIES
     Capital expenditures                                                                    (145,644)                  (120,113)
     Net salvage from plant and equipment retired                                               1,930                      2,694
                                                                                         -------------              -------------
NET CASH USED BY INVESTING ACTIVITIES                                                        (143,714)                  (117,419)




FINANCING ACTIVITIES
     Proceeds from long-term borrowings                                                         -                         70,000
     Principal payments and retirements of long-term debt                                      (1,655)                    (4,468)
     Decrease in short-term borrowings                                                         (6,074)                   (94,133)
     Dividends paid                                                                           (78,000)                   (80,975)
     Redemption of preferred stock                                                            -                           (1,979)
                                                                                         -------------              -------------
NET CASH USED BY FINANCING ACTIVITIES                                                         (85,729)                  (111,555)
                                                                                         -------------              -------------


DECREASE IN CASH                                                                               (1,399)                    (5,782)


CASH AT BEGINNING OF PERIOD                                                                     9,267                      9,473
                                                                                         -------------              -------------


CASH AT END OF PERIOD                                                                  $        7,868             $        3,691
                                                                                         =============              =============


                             See Accompanying Condensed Notes to Consolidated Financial Statements.

                                                                        5

                                                                        PART I.
                                                                        Item 1.
                       UNITED TELEPHONE COMPANY OF FLORIDA
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


The information contained in this Form 10-Q for the three and nine month interim periods ended September 30, 1996 and 1995 has been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary, consisting only of normal recurring accruals to present fairly the consolidated financial position, results of operations and cash flows for such interim periods have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1996.

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

                                                                        PART I.
                                                                        Item 1.
                       UNITED TELEPHONE COMPANY OF FLORIDA
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


3.  SUPPLEMENTAL CASH FLOWS INFORMATION

    The following are the supplemental disclosures required for the Consolidated Statements of Cash Flows:

                                                      Nine months Ended
                                                         September 30,
                                                     1996           1995
                                                        (In Thousands)
      Cash paid for:

      Interest, net of amounts capitized         $32,397           $28,924
      Income taxes                               $68,979           $62,899

                                                                        PART I.
                                                                        Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                               SEPTEMBER 30, 1996


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

                                                                       PART  I.
                                                                        Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                               SEPTEMBER 30, 1996

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

                                                                        PART I.
                                                                        Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                               SEPTEMBER 30, 1996


Liquidity and Capital Resources

Net cash provided by operating activities increased to $228.0 million for the nine months ended September 30, 1996, compared to $223.2 million for the same period in 1995. The increase in net cash generated by operating activities is primarialy due to an improved operating results. These increases were partially offset by an increased use of working capital.

Cash used by investing activities increased to $143.7 million for the nine months ended September 30, 1996, compared to $117.4 million for the same period in 1995. This is due to an increase in additions to property, plant and equipment. The Company's planned construction expenditures for modernization and growth in 1996 are approximately $202.0 million.

Cash used by financing activities decreased to $85.7 million for the nine months ended September 30, 1996, compared to $111.6 million for the same period in 1995. In January 1995, the Company issued $70 million of 8.375 percent Series HH bonds to reduce commercial paper outstanding. All other financing is provided by Sprint Corporation.


Financial Condition

The Company's ratio of common equity to total capital was 57.4 percent at September 30, 1996, compared to 55.5 percent at December 31, 1995, and 60.3 percent at September 30, 1995. The short-term debt to total capital ratio was
2.2 percent at September 30, 1996, compared to 2.8 percent at December 31, 1995, and 1.4 percent at September 30, 1995.

The Company's consolidated assets totaled $1.448 billion at September 30, 1996 compared to $1.445 billion at December 31, 1995. During that period, accounts receivable increased $2.7 million due primarily to the timing of sales activities and cash collections. Accounts payable decreased $46.9 million generally due to the timing of cash disbursements in addition to a turnaround of interstate price cap reserves. Commercial paper and notes payable decreased $6.1 million primarily due to improved operating cash flow. Accrued taxes increased $13.1 million due to the timing of payments.

                                                                        PART I.
                                                                        Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                               SEPTEMBER 30, 1996

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

Local service revenues are derived from providing telephone exchange services. Local service revenues increased $9.5 million and $27.0 million for the three and nine months ended September 30, 1996, respectively, primarily due to access line growth, increased equipment leases and increases in demand for custom calling features and inside wire maintenance contracts. Another contributing factor to the increase in local service revenues was the conversion of certain short-haul toll routes to flat rate message plans.

Network access service revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where long distance service is not provided entirely by the Company. Network access revenues increased $11.8 million and $33.1 million for the three and nine months ended September 30, 1996, respectively. Access rate reductions that went into effect August 1, 1995 were more than offset in the three and nine month periods by increased minutes of use and by increased expense recovery under the interstate price cap agreement with the Federal Communications Commission (FCC). In addition, the adoption of the 5.3 percent productivity rate for the FCC Interstate price cap plan, effective August, 1995, eliminated the rate of return ceiling on interstate earnings, beginning July, 1995, and therefore increased the retention of revenue.

Long distance revenues are derived principally from providing long distance services within designated areas. These revenues decreased $.6 million and $4.9 million for the three and nine months ended September 30, 1996, respectively, primarily due to increased competition in this market and the conversion of certain short-haul toll routes to flat rate message plans. These flat rate revenue streams are included in local service revenue.

                                                                        PART I.
                                                                        Item 2.
                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                               SEPTEMBER 30, 1996



Miscellaneous revenues include revenues related to directory publishing fees, the provision of billing and collection services for interexchange carriers, sales of telecommunication equipment and leasing of network facilities. The increase in miscellaneous revenues of $4.2 million and $11.7 million for the three and nine months ended September 30, 1996, respectively, was primarily due to increases in equipment sales. Partially offsetting these increases was a decrease in telemarketing revenues as a result of the March 1, 1996, spin-off of this function into Sprint TELECENTERs, Inc (STI).

Plant expenses decreased $3.5 million and $9.4 for the three and nine months ended September 30, 1996, respectively, from the comparable periods in 1995. In conjunction with the adoption of accounting principles for a competitive marketplace, switch software costs which had previously been expensed as incurred are now being capitalized and amortized, resulting in a decrease in plant expense. In addition, the expense decrease was also attributed to decreased movement and repairs of cable and wire which was partially offset by increased computer expenses.

Depreciation expense increased $1.8 million and $3.3 million for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. In conjunction with the December 31, 1995 adoption of accounting principles for a competitive marketplace, an adjustment was made to increase the accumulated depreciation balance. This adjustment resulted in certain assets becoming fully depreciated, thus reducing depreciation expense in 1996. This reduction was more than offset by amortization of switch software costs which are now being capitalized. Throughout 1996, this amortization is expected to partially offset the related decrease in plant operations expense discussed above. Accordingly, the annual impact on operations resulting from the capitalization of switch software is not expected to be significant.

Customer operations expense decreased $.3 million and increased $3.0 million for the three and nine months ended September 30, 1996, respectively. Customer operations expenses increased primarily due to marketing and bad debt costs supporting the increases in local and miscellaneous revenues streams. Partially offsetting these increases was a decrease in telemarketing expenses as a result of the March 1, 1996, spin-off of this function into Sprint TELECENTERs, Inc
(STI).

Corporate operations expense increased $2.8 million and $6.4 million for the three and nine months ended September 30, 1996, respectively, due to an increase in general and administrative services provided by Sprint.

Other operating expense increased $5.6 million and $9.0 million for the three and nine months ended September 30, 1996, respectively, primarily due to an increase in the cost of sales associated with an increase in equipment sales.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                OTHER INFORMATION


Item 1.  Legal Proceedings

    There were no reportable events during the quarter ended September 30, 1996.

Item 2. Changes in Securities

    Omitted under the provisions of General Instruction H.

Item 3. Defaults Upon Senior Securities

    Omitted under the provisions of General Instruction H.

Item 4. Submission of Matters to a Vote of Security Holders

    Omitted under the provisions of General Instruction H.

Item 5.  Other Information

    There were no reportable events during the quarter ended September 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

    No reports on Form 8-K were required to be filed during the quarter ended
       September 30, 1996.

                       UNITED TELEPHONE COMPANY OF FLORIDA
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED TELEPHONE COMPANY OF FLORIDA
                                           (Registrant)



Date: October 12, 1996                    By: /s/ J. J. Beling
                                              -----------------------------

                                          J. J. Beling
                                          Controller & Chief Accounting Officer