Form 10-K
period 1996-12-31
SPRINT FLORIDA INC
filed 1997-03-28
CIK 37664

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

            [X] Annual Report Pursuant to section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                                       OR

          [ ] Transition report pursuant to section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission file number 0-1244

                          SPRINT-FLORIDA, INCORPORATED
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

                                (407)889-6010
              (Registrant's telephone number, including area code)

Securities registered pursuant to Sections 12(b) and 12(g) of the Act:   None

Securities subject to Section 15(d) of the Act:

                               Title of each class
                               -------------------
                              First Mortgage Bonds


       6 1/4% due May 15, 2003              9 8/9% due February 1, 2021
       7 1/4% due December 1, 2004          7 1/8% due July 15, 2023
       6 7/8% due July 15, 2013             8 3/8% due January 15, 2025
       9 1/4% due September 15, 2019

The registrant meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

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

                          SPRINT-FLORIDA, INCORPORATED

                              1996 FORM 10-K/PART I

Item 1.   Business
          --------
Sprint-Florida, Incorporated (the Company) is a wholly-owned subsidiary of Central Telephone Company (CTC) which is, indirectly, a wholly-owned subsidiary of Sprint Corporation (Sprint). The principal executive offices of the Company are located at 555 Lake Border Drive, Apopka, Florida 32703.

On December 19, 1996, the Company changed its name from United Telephone Company of Florida (United) to Sprint-Florida, Incorporated.

Effective December 31, 1996, all of the capital stock of the Company was contributed by its parent, Sprint, to the capital of another wholly-owned Sprint subsidiary, Centel Corporation (Centel), which then contributed all of the capital stock of the Company to the capital of CTC, a wholly-owned subsidiary of Centel.

Pursuant to an Agreement and Plan of Merger, effective December 31, 1996, immediately following the contribution of all of the capital stock of the Company to CTC, Central Telephone Company of Florida (Central), a Florida corporation and a wholly-owned subsidiary of CTC, merged with and into the Company.

The Company is engaged in the business of furnishing communications services, principally local, network access and long distance services, serving approximately 1,476,000 customers in all or part of 35 Florida counties, comprising some 53 percent of the state's total area. In addition, the Company sells and leases telephones and telephone related equipment. The Company's current estimate of population within its service areas is 3.5 million as compared to census counts of approximately 2.0 million in 1990.

The Company had 5,562 employees at December 31, 1996, of which 2,620 or 47 percent are represented by either the Communications Workers of America or the International Brotherhood of Electrical Workers for collective bargaining purposes.

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

          --------------------
Revenues from communications services constituted 86.1 percent of the operating revenues of the Company in 1996. The remaining 13.9 percent was derived largely from directory operations, equipment sales, facilities leases and billing and collection services provided to IXCs. A significant portion of the Company's network access revenue is derived from network access billings to AT&T Corp. (AT&T). However, the Company does not believe its revenues are dependent upon AT&T, as customers' demand for interLATA long distance telephone service is not tied to any one long distance carrier. As the market share of AT&T's long distance competitors increases, the percent of revenues derived from network access services provided to AT&T decreases.

During the two years ended December 31, 1996, the compounded annual growth rate in access lines served was 5.5 percent.

The following table summarizes access lines in service at the end of each of the last three years together with the number of access minutes of use for each of those years:

                  (Expressed in thousands, except percentages)

                    Access Lines Served           Percent      Access Minutes     Percent
    Year     Residence     Business     Total     Increase        of Use          Increase
    ----     ---------     --------     -----     --------    ----------------    --------

    1996       1,286          527       1,813        5.9          8,182,074          9.1
    1995       1,228          484       1,712        5.1          7,497,846          9.8
    1994       1,185          444       1,629        5.2          6,827,670         10.3


In 1987, the Company formed United Telephone Long Distance, Inc. (UTLD), a Florida corporation, and in 1988 the Florida Public Service Commission (FPSC) granted UTLD's request for certification as an interexchange carrier. Prior to January 1997, UTLD resold WATS service as interLATA message telephone service from exchanges within the Company's service area. UTLD stopped providing services in January 1997 and on February 20th, the FPSC granted UTLD's request for decertification as an interexchange carrier. The Company is subject to the jurisdiction of the Federal Communications Commission (FCC) and the FPSC.

         --------------------
Effective January 1, 1991, the FCC adopted a price cap regulatory format for the Bell Operating Companies and the GTE local exchange companies. Other local exchange companies (LECs) could voluntarily become subject to the price cap regulation. Under price caps, prices for access service must be adjusted annually to reflect industry average productivity gains (as specified by the FCC), inflation and certain allowed cost changes. The Company elected to be subject to price cap regulation, and under the form of the plan adopted, the Company had the opportunity to earn up to a 15.25 percent rate of return on investment on its interstate operations through June 30, 1995. During 1995, the FCC adopted modifications to the price cap plan to reset productivity elections, change certain rate adjustment methods, address new service offerings and generally reduce regulatory requirements. Under these changes, the Company elected a productivity factor that allows it to avoid sharing interstate access earnings.

In September 1995, the FPSC approved an increase in annual depreciation expense of $25.0 million. The new depreciation rates were effective January 1, 1995.

On July 1, 1995, telecommunications reform legislation became law in Florida. This legislation allowed competition in the local telephone marketplace beginning January 1, 1996, while replacing rate of return regulation with price regulation. While the Company cannot predict the ultimate effects of this legislation on its future operations, it does not expect a material adverse impact in the near term.

The extent and ultimate impact of competition for LECs will continue to depend, to a considerable degree, on FCC and state regulatory actions, court decisions and possible federal and state legislation. Federal legislation designed to stimulate local competition between local exchange service providers and cable programming service providers in both markets was passed and signed into law in February 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of this recent law. While the Company cannot predict the ultimate effects of this legislation on its future operations, the Company's historical prices and market share are likely to decline as a result of increased local competition.

The  Company's  environmental   compliance  and  remediation   expenditures  are
primarily related to the operation of standby power generators for its telecommunications equipment. The expenditures arise in connection with permits, standards compliance or occasional remediation, which may be associated with generators, batteries or fuel storage. The Company has been designated a potentially responsible party at a site relating to landfill contamination. However, the Company's expenditures relating to environmental compliance and remediation have not been material to the financial statements or to the operations of the Company and are not expected to have any future material effects.

Item 2.   Properties
          ----------
The properties of the Company consist principally of land, structures, facilities and equipment. Substantially all of the telephone property, plant and equipment is subject to the liens of the indentures securing the Company's first mortgage debt. Of the Company's investment in telephone plant in service as of December 31, 1996, cable and wire facilities represented approximately 49 percent of the total; central office equipment, 40 percent; general support assets, 9 percent; and, other telephone plant, 2 percent.

The following table sets forth the gross property additions and the retirements or sales of property during each of the three years in the period ended December 31, 1996:

                               Gross Property                  Retirements
       Year                       Additions                      or Sales
       ----                    --------------                  -----------
                                                (In thousands)
       1996                       $279,032                       $117,303
       1995                        227,190                         70,962
       1994                        222,441                         85,663


Item 3.  Legal Proceedings
         -----------------
No material legal proceedings are pending to which the Company or its subsidiary is a party or of which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
Omitted under the provisions of General Instruction I.

                          SPRINT-FLORIDA, INCORPORATED
                             1996 FORM 10-K/PART II


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters
          --------------------------------------------------------------------
All of the common stock of the Company is owned by Central Telephone Company and consequently is not traded.


Item 6.   Selected Financial Data
          -----------------------

                                                       Year Ended December 31, (1)
                                      -------------------------------------------------------------
                                           1996                 1995                    1994
                                           ----                 -----                   ----
                                                             (In thousands)

Operating Revenues                     $1,223,090            $1,130,356              $1,073,389

Net Income (Loss) (2) (3)                 177,223              (14,663)                 136,295

Total Assets                            2,000,684             1,768,580               2,017,534

Long-Term Debt
   (excluding current
   maturities)
   and Redeemable
   Preferred Stock                        455,108               510,159                 527,549

Access Lines Served
per Employee                                325.9                 281.0                   271.1


(1) All of the information has been restated to reflect the Merger, which was effective December 31, 1996 (see Item 1, Business).

(2) In the fourth quarter of 1995, the Company determined that it no longer met the criteria necessary for the continued application of the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of the decision to discontinue the application of SFAS No. 71, the Company recorded a noncash extraordinary charge of $138.6 million, which is net of income tax benefits of $107 million. (See Note 9 of Notes to Consolidated Financial Statements for additional information.)

(3) During 1995, Sprint initiated a realignment and restructuring of its local communications services division, including the elimination of approximately 310 of the Company's positions. These actions resulted in a nonrecurring charge to the Company of $15.4 million, which reduced net income by approximately $9.5 million.

Earnings and dividends per common share information has been omitted because all of the common stock of the Company is owned by Central Telephone Company.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------
The Company's financial well-being plays a vital role in its efforts to provide efficient, responsive, state-of-the-art communication services to the rapidly growing Florida market amid the uncertainties created by deregulation. In order to meet the challenges of this dynamic environment, the Company continues to seek ways to increase organizational efficiency through process improvements and careful control of construction expenditures and automation and consolidation of functions. Concurrently, efforts have been undertaken to aggressively implement new technologies, including enhanced digital switching, fiber optics and pair gain devices that offer expanded services at reduced costs.

The Company includes certain estimates, projections, and other forward-looking statements in its reports, presentations, and other material disseminated to the public. There can be no assurances of future performance and actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

   o the effects of vigorous competition in the markets in which the Company operates;
   o the impacts of any unusual items resulting from ongoing evaluations of the Company's business strategies;
   o requirements imposed on the Company and its competitors by the FCC and the FPSC under the Telecommunications Act of 1996 (the Act);
   o unexpected results of litigation filed against the Company; and
   o the possibility of one or more of the markets in which the Company competes being affected by variations in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which the Company has no control.


Telecommunications Law
----------------------
The Act, which was signed into law in February 1996, promotes competition in all aspects of telecommunications. In particular, the Act removes barriers to competition that will enable local and long distance companies and cable television companies to enter each others markets. The Act also allows Bell Operating Companies (BOCs) to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain an FCC ruling that the provision of in-region long distance service is in the public interest. As part of its public interest inquiry, the FCC must solicit the views of the Department of Justice and give those views substantial weight.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations (continued)
        -------------------------
Telecommunications Law (continued)
----------------------------------
The FCC adopted detailed rules in August 1996 to govern interconnection to incumbent local networks by new market entrants. Some LECs and state public service commissions appealed these rules to the U.S. Court of Appeals, which stayed some of the pricing rules pending full review by the court. A court decision is expected in mid-1997.

The FCC is also expected to issue decisions in 1997 on two related matters critical to local competition -- universal service reform and access reform. Currently, local rates are subsidized through implicit subsidies, such as above-cost access charges imposed on long distance companies for connections to local customers. The purpose of universal service reform is to establish an explicit subsidy mechanism to replace the current implicit subsidies. Access reform will change the structure and level of access charges and will determine the degree of regulatory oversight for those charges.

The impact of the Act on the Company is unknown partially due to universal service reform and access reform, as discussed above, which still need to be decided by state and federal regulators. However, the Company's historical prices and market share are likely to decline as a result of increased local competition.

Liquidity and Capital Resources
-------------------------------
As detailed in the Consolidated Statements of Cash Flows, the Company had net cash provided by its operating activities of $377 million, $346 million and $331 million in 1996, 1995 and 1994, respectively.

The Company has significant cash requirements because of its need for substantial amounts of plant and equipment to provide communications services to customers. The Company's planned construction expenditures for modernization and growth in 1997 are approximately $289 million, of which $134 million is for central office equipment, $98 million for cable and wire facilities, $20 million for general support assets, $23 million for generic software and $14 million for other telecommunications assets. Actual expenditures were $279 million in 1996, $227 million in 1995 and $222 million in 1994. 1995 and 1994 expenditures exclude generic software purchases, which were $11 million in both years, as these amounts were expensed as incurred prior to the discontinued application of SFAS No. 71.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations (continued)
        -------------------------
Liquidity and Capital Resources (continued)
-------------------------------------------
Because the Company is capital intensive, external financing is sometimes required to supplement cash provided by operations. The primary source of external financing has been through the issuance of debt. During 1996, the Company redeemed prior to scheduled maturities $11.75 million of its Central Telephone Company of Florida 9.37 percent Series AA Bonds, $37.18 million of its
6.68 percent Senior Notes and $16 million of its 6.03 percent Senior Notes. The Company incurred an extraordinary charge of $253,000, net of the associated tax benefits, on this early extinguishment of debt. In addition, on November 17, 1995, the Company retired, prior to scheduled maturities, its 2 percent and 6 percent debt to the Rural Utilities Service (formerly Rural Electrification Administration). The principal, unamortized costs, and prepayment penalty was $774,000. The Company also redeemed, prior to scheduled maturities, $782,000 of its Central Telephone Company of Florida 8.0 percent Series R, Rural Telephone Bank Note, and $863,000 of its 7.97 percent Series S, Federal Financing Bank Note. The Company issued $70 million of 8.38 percent Series HH bonds on January 15, 1995. Long-term debt is further detailed in Note 5 of Notes to the Consolidated Financial Statements.

The average short-term debt outstanding was $60 million during 1996, $38 million during 1995 and $50 million during 1994. At year end, short-term debt, consisting primarily of commercial paper and advances from Sprint, increased $83 million in 1996 and decreased $80 million in 1995. The increase in 1996 short-term debt is partially attributed to long-term debt retirements, as noted above.

On December 31, 1996, the Company sold $175 million of accounts receivable, for cash, to United Telecommunications, Inc., an affiliated company. The Company fully relinquished all ownership, management and control of the receivables, which were sold without recourse. On January 2, 1997, the Company repurchased these receivables. This transaction has accordingly been treated as a borrowing.

The Company anticipates that substantially all of the cash required in 1997 for its construction program and principal payments and retirement of long-term debt will be provided by operating activities. If additional funds are required during 1997, it is expected that they will be raised through advances from Sprint.

At year end, the Company's ratio of common equity to total capital was 57.5 percent in 1996, 56.2 percent in 1995 and 59.1 percent in 1994. The equity ratio decreased in 1995 primarily due to the noncash charge associated with the discontinued application of SFAS No. 71 and the nonrecurring restructuring charge. The ratio of short-term debt to total capital was 9.7 percent in 1996,
3.9 percent in 1995 and 4.2 percent in 1994. The relative increase in short-term debt is primarily due to the early extinguishment of debt during 1996.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations (continued)
        -------------------------
Financial Condition
-------------------
The Company's consolidated assets totaled $2.0 billion at December 31, 1996 compared to $1.8 billion at December 31, 1995. Cash increased $174.5 million from 1995 to 1996 due to the December 31, 1996 sale of $175 million of net accounts receivable. Accounts payable increased $132.8 million from 1995 to 1996 also due primarily to the December 31, 1996 sale of accounts receivable. Postretirement and other benefit obligations increased $11.7 million from 1995 to 1996, primarily due to the current year's postretirement benefits costs.

Results of Operations
---------------------
Local service revenues are derived from providing telephone exchange services. Local service revenues increased in 1996 primarily due to increases in basic area service revenues reflecting access line growth of 101,236 lines or 5.9 percent. Also contributing to the increase in 1996 was the increase in revenue for custom calling features, increased equipment leases and increased demand for inside wire maintenance contracts. In addition, the conversion of certain short-haul toll routes to flat rates per call resulted in an increase in local service revenues and a decrease in long distance service revenues.

Network access service revenues are derived from billing other carriers and telephone customers for their use of the local network to complete long distance calls in those instances where long distance service is not provided entirely by the Company. Network access service revenues increased $40.1 million in 1996 primarily due to an increase in access minutes of use of 9.1 percent. In addition, the adoption of the 5.3 percent productivity rate for the FCC Interstate price cap plan, effective August, 1995, eliminated the rate of return ceiling on interstate earnings, beginning July, 1995, and therefore increased the retention of revenue.

Long distance service revenues are derived principally from providing long distance services within designated areas. Revenues decreased in 1996 primarily due to increased competition in this market and the conversion of certain short-haul toll routes to flat rates per call. These flat-rate revenue streams are included in local service revenue.

Sales of equipment increased in 1996 primarily due to an increase in sales of internetworking equipment and simple telephone instruments.

Other revenues include revenues related to directory publishing fees, providing billing and collection services and operator services for interexchange carriers and leasing of network facilities. Other revenues decreased in 1996 primarily due to a decrease in telemarketing revenues as a result of the March 1, 1996, spin-off of this function into an affiliated company, Sprint TELECENTERs, Inc.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations (continued)
        -------------------------
Results of Operations (continued)
---------------------------------
Plant expense decreased in 1996 compared to 1995. In conjunction with the adoption of accounting principles for a competitive marketplace, switch software costs, which had previously been expensed as incurred, are now being capitalized and amortized, resulting in a decrease in plant expense. In addition, the decrease was also attributed to decreased movement and repairs of cable and wire which was partially offset by increased computer expenses.

Depreciation expense increased $7.0 million during 1996. In conjunction with the December 31, 1995 adoption of accounting principles for a competitive marketplace, an adjustment was made to increase the accumulated depreciation balance. This adjustment resulted in certain assets becoming fully depreciated, thus reducing depreciation expense in 1996. However, this reduction was more than offset by amortization of switch software costs which are now being capitalized. This amortization effectively offsets the related decrease in plant operations expense discussed above. Accordingly, the 1996 impact on operations resulting from the capitalization of switch software was not significant.

Customer operations expense increased in 1996 primarily due to marketing and bad debt costs supporting the increases in local service and other revenue streams. Partially offsetting these increases was a decrease in telemarketing expenses as a result of the March 1, 1996, spin-off of this function into an affiliated company, Sprint TELECENTERs, Inc.

Corporate operations expense increased in 1996 due to an increase in general and administrative services provided by Sprint.

Sales of equipment expense increased in 1996 primarily due to an increase in equipment sales for internetworking equipment and simple telephone instruments.

In 1995, Sprint initiated a restructuring within its local division in an effort to streamline certain processes and reduce costs in an increasingly competitive marketplace. These actions resulted in the planned elimination over several years of approximately 310 positions, mainly in the network and finance functions. As a result, the Company recorded a $15.4 million nonrecurring charge in 1995, which reduced net income by $9.5 million. The accrued liability associated with this charge specifically relates to the benefits that affected employees will receive upon termination. Through 1996, approximately 40 positions have been eliminated resulting in termination benefit payments of $1.1 million. Substantially all of the remaining positions are expected to be eliminated during 1997 with the related costs expected to be paid during 1997 and 1998.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations (continued)
        -------------------------
Nonoperating Items
------------------
The decrease in interest charges in 1996 was primarily due to a decrease in long-term borrowings relative to short-term borrowings. In addition, there was a decrease in interest on FCC reserves.

Extraordinary Items
-------------------
The Company incurred extraordinary charges related to the early extinguishments of debt of $253,000 and $215,000, net of related income tax benefits, in 1996 and 1994, respectively.

On  December  31,  1995,  the  Company  adopted  accounting   principles  for  a
competitive marketplace and discontinued applying SFAS No. 71 (see Note 9 of Notes to Consolidated Financial Statements). SFAS No. 71 requires the accounting recognition of regulators' rate actions where appropriate. The Company determined that it no longer met the criteria for applying SFAS No. 71 due to changes in the regulatory framework and the evolving competitive environment. As a result, the Company recorded an after-tax, noncash, extraordinary charge of $138.6 million.

Effects of Inflation
--------------------
The effects of inflation on the operations of the Company were not significant during 1996, 1995 or 1994.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Pages
                                                                    -----
Report of Independent Auditors                                      II-9

Consolidated Balance Sheets
  as of December 31, 1996 and 1995                              II-10 - II-11

Consolidated Statements of Income and Retained Earnings
  for each of the three years ended December 31, 1996               II-12

Consolidated Statements of Cash Flows
  for each of the three years ended December 31, 1996               II-13

Notes to Consolidated Financial Statements                      II-14 - II-25

                         REPORT OF INDEPENDENT AUDITORS


                             The Board of Directors
                          Sprint-Florida, Incorporated

We have audited the accompanying consolidated balance sheets of Sprint-Florida, Incorporated (the Company), a wholly-owned subsidiary of Sprint Corporation, as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, a change in reporting entity occurred during 1996. The consolidated financial statements as of and for the years ended December 31, 1995 and 1994 have been restated to reflect this change.

As discussed in Note 9 to the consolidated financial statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1995.


                                                      /s/Ernst & Young LLP
                                                      ----------------------
                                                      ERNST & YOUNG LLP

Kansas City, Missouri
January 22, 1997

                                                                                     PART II.
                                                                                      Item 8.
                                SPRINT-FLORIDA, INCORPORATED
                                CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1996 and 1995
                                       (In thousands)


          ASSETS                                            1996                   1995
          ------                                      ---------------        ---------------
CURRENT ASSETS
     Cash                                             $       185,938        $        11,473
     Receivables:
          Customers and other, net of allowance of
              $5,370 in 1996 and $4,252 in 1995               125,384                118,687
          Interexchange carriers                               59,432                 49,603
          Affiliated companies                                 12,907                 14,582
     Inventories                                               26,879                 27,230
     Deferred income taxes                                      5,922                 12,636
     Prepaid expenses and other                                 2,249                  2,639
                                                       ---------------         --------------
                                                              418,711                236,850



PROPERTY, PLANT AND EQUIPMENT                               3,411,797              3,250,070
     Less accumulated depreciation                          1,879,235              1,764,109
                                                       ---------------         --------------
                                                            1,532,562              1,485,961



DEFERRED CHARGES AND OTHER ASSETS                              49,411                 45,769











                                                       ---------------         ---------------
                                                      $     2,000,684        $     1,768,580
                                                       ===============         ===============

                    See Accompanying Notes to Consolidated Financial Statements.



                                                                                      PART II.
                                                                                       Item 8.


         LIABILITIES AND STOCKHOLDER'S EQUITY                1996                   1995
         ------------------------------------          ---------------        ---------------

CURRENT LIABILITIES
     Outstanding checks in excess of cash balances     $        13,317        $         3,399
     Commercial paper                                               -                  29,710
     Advances from parent                                      134,900                 21,729
     Current maturities of long-term debt                        1,916                 14,235
     Accounts payable:
          Interexchange carriers                                32,017                 61,841
          Affiliated companies                                 202,425                 25,904
          Vendors and other                                     23,746                 37,603
     Advance billings and customer deposits                     28,802                 27,624
     Accrued interest                                           13,300                 15,276
     Accrued vacation pay                                       16,612                 16,159
     Accrued taxes                                              15,178                  9,973
     Accrued merger and integration costs                        5,056                  6,362
     Other current liabilities                                  17,273                 17,706
                                                         --------------         --------------
                                                               504,542                287,521

LONG-TERM DEBT, less current maturities                        455,108                510,159

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred income taxes                                     145,939                146,431
     Deferred investment tax credits                             6,245                  9,662
     Postretirement and other benefit obligations               71,822                 60,155
     Other                                                      15,990                 16,338
                                                         --------------         --------------
                                                               239,996                232,586




COMMON STOCK AND OTHER STOCKHOLDER'S EQUITY
     Common stock, authorized 16,000,000 shares, par
       value $2.50, issued and outstanding 6,500,000 shares     16,250                 16,250
     Capital in excess of par value                            229,298                229,298
     Retained earnings                                         555,490                492,766
                                                         --------------         --------------
                                                               801,038                738,314

                                                         --------------         --------------
                                                       $     2,000,684        $     1,768,580
                                                         ==============         ==============


                    See Accompanying Notes to Consolidated Financial Statements.


                                            II-11

                                                                                                             PART II.
                                                                                                              Item 8.
                                            SPRINT-FLORIDA, INCORPORATED
                              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                    YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                                                   (In thousands)

                                                            1996                   1995                    1994
                                                       --------------         --------------         ----------------
OPERATING REVENUES
     Local service                                     $     504,367          $     455,577          $       426,452
     Network access service                                  470,576                430,518                  408,384
     Long distance service                                    78,031                 87,403                   98,759
     Sales of equipment                                       50,671                 31,994                   33,563
     Other                                                   119,445                124,864                  106,231
                                                         ------------           ------------           --------------
                                                           1,223,090              1,130,356                1,073,389

OPERATING EXPENSES
     Plant expense                                           309,282                316,832                  297,529
     Depreciation                                            235,531                228,562                  202,763
     Customer operations                                     169,309                167,326                  149,998
     Corporate operations                                    109,799                103,837                  107,233
     Sales of equipment                                       35,351                 21,973                   27,436
     Merger, integration and restructuring costs              -                      15,379                  -
     Other                                                    30,462                 30,727                   29,874
                                                         ------------           ------------           --------------
                                                             889,734                884,636                  814,833
                                                         ------------           ------------           --------------

OPERATING INCOME                                             333,356                245,720                  258,556

Interest expense                                             (45,210)               (47,464)                 (43,490)

Other income (expense), net                                   (1,011)                (1,198)                   2,034
                                                         ------------           ------------           --------------

INCOME BEFORE INCOME TAXES AND                               287,135                197,058                  217,100
     EXTRAORDINARY ITEMS

Income taxes                                                (109,659)               (73,126)                 (80,590)
                                                         ------------           ------------           --------------

INCOME BEFORE EXTRAORDINARY ITEMS                            177,476                123,932                  136,510


Extraordinary items, net                                        (253)              (138,595)                    (215)
                                                         ------------           ------------           --------------

NET INCOME  (LOSS)                                           177,223                (14,663)                 136,295

RETAINED EARNINGS AT BEGINNING OF YEAR                       492,766                611,804                  618,313

     Cash Dividends - Common Stock                          (114,499)              (104,325)                (142,700)
     Cash Dividends - Preferred Stock                           -                       (50)                    (104)

                                                         ------------           ------------           --------------
RETAINED EARNINGS AT END OF YEAR                       $     555,490          $     492,766          $       611,804
                                                         ============           ============           ==============


                            See Accompanying Notes to Consolidated Financial Statements.

                                                       II-12

                                                                                                        PART II.
                                                                                                        Item 8.
                                           SPRINT-FLORIDA, INCORPORATED
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                                                  (In thousands)



                                                                        1996             1995              1994
                                                                     -----------      ------------      ------------
OPERATING ACTIVITIES
     Net income (loss)                                             $    177,223     $     (14,663)          136,295
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
            Depreciation                                                235,531           228,562           202,763
            Deferred income taxes and investment
                tax credits                                               2,805           (15,985)           (3,396)
            Extraordinary losses                                            253           138,595               215
            Changes in operating assets and liabilities:
                Receivables, net                                        (14,851)           (9,587)          (17,475)
                Inventories and other current assets                        741             4,083            (8,301)
                Accounts payable, accrued expenses, and
                   other current liabilities                            (28,962)           (9,074)           17,895
                Noncurrent assets and liabilities, net                    3,526            23,372             1,824
            Other, net                                                      273               722               844
                                                                     -----------      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               376,539           346,025           330,664


INVESTING ACTIVITIES
     Capital expenditures                                              (279,032)         (227,190)         (222,441)
     Other, net                                                             801             3,294            (1,382)
                                                                    ------------       -----------      ------------
NET CASH USED BY INVESTING ACTIVITIES                                  (278,231)         (223,896)         (223,823)


FINANCING ACTIVITIES
     Proceeds from long-term debt                                        -                 68,576            -
     Retirements of long-term debt                                      (67,547)           (7,165)          (18,135)
     Net increase (decrease) in short-term borrowings                    83,461           (79,827)           64,056
     Dividends paid                                                    (114,499)         (104,375)         (142,804)
     Sale of accounts receivable                                        175,000            -                 -
     Other, net                                                            (258)           (2,305)             (246)
                                                                     -----------      ------------      ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         76,157          (125,096)          (97,129)
                                                                     -----------      ------------      ------------

INCREASE (DECREASE) IN CASH                                             174,465            (2,967)            9,712

CASH AT BEGINNING OF YEAR                                                11,473            14,440             4,728
                                                                     -----------      ------------      ------------

CASH AT END OF YEAR                                                $    185,938     $      11,473     $      14,440
                                                                     ===========      ============      ============



Supplemental Cash Flow Information
  Cash paid for interest                                           $     46,832     $      50,607     $      42,566
  Cash paid for income taxes                                             86,751            91,217            89,751


                            See Accompanying Notes to Consolidated Financial Statements.

                                                       II-13

                          SPRINT-FLORIDA, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Consolidation and Presentation
      ---------------------------------------
      The consolidated financial statements include the accounts of Sprint-Florida, Incorporated and its wholly-owned subsidiary, United Telephone Long Distance, Inc. (the Company). All significant intercompany transactions have been eliminated. The Company is a wholly-owned subsidiary of Central Telephone Company (CTC), which is, indirectly, a wholly-owned subsidiary of Sprint Corporation (Sprint); accordingly, earnings per share information has been omitted.

      The consolidated financial statements are prepared in conformity with generally accepted accounting principles (GAAP). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Those estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Certain amounts previously reported for prior years have been reclassified to conform to the current year presentation in the consolidated financial statements. These reclassifications had no effect on the results of operations or stockholder's equity as previously reported.

      The Company adopted accounting principles for a competitive marketplace and discontinued accounting for the economic effects of regulation pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," effective December 31, 1995 (see Note 9).

      Operations
      ----------
      The  Company  provides  local  exchange  services,   access  by  telephone
      customers and other carriers to local exchange facilities, sales of telecommunications equipment and long distance services in Florida.

      Cash
      ----
      As part of its cash management program, the Company uses controlled disbursement banking arrangements. Outstanding checks in excess of cash balances are reflected as a current liability on the consolidated balance sheets. The Company had sufficient funds available to fund these outstanding checks when they were presented for payment.

      Revenue Recognition
      -------------------
      Service revenues are recognized as communications services are rendered. Sales of telecommunications equipment are recognized upon delivery of products to customers.

      Inventories
      -----------
      Inventories consist of materials and supplies (stated at average cost) and equipment held for resale (stated at the lower of average cost or market).

      Property, Plant and Equipment
      -----------------------------
      Property, plant and equipment are recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

      Depreciation
      ------------
      The cost of property, plant and equipment is generally depreciated on a straight-line basis over estimated economic useful lives. Prior to the discontinued use of SFAS No. 71 as of December 31, 1995, the cost of property, plant and equipment had been generally depreciated on a straight-line basis over the lives prescribed by regulatory commissions (see Note 9).

      Income Taxes
      ------------
      Operations of the Company are included in the consolidated federal income tax return of Sprint. Federal income tax is calculated by the Company on the basis of its filing a separate return.

      Deferred income taxes are provided for certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

      Investment tax credits (ITC) related to regulated telephone property, plant and equipment have been deferred and are being amortized over the estimated useful lives of the related assets.

2.    CHANGE IN REPORTING ENTITY

      During 1996, United Telephone Company of Florida and Central Telephone Company of Florida were merged into Sprint-Florida, Incorporated. As a result of this change in entity, the financial statements of United Telephone Company of Florida for 1995 and 1994 were restated to present the financial information for the new reporting entity. The effect of this change for 1995 and 1994 is as follows (in thousands):

                                                  1995              1994
                                                  ----              ----

      Income before extraordinary item          $ 19,050          $ 26,262

      Net Income                                 (11,189)           26,262


3.    EMPLOYEE BENEFIT PLANS

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

      The Company's policy is to make annual contributions to the plan equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so that benefits are fully funded at retirement. At year-end 1996, the plan's assets consisted mainly of investments in corporate equity securities and U.S. government and corporate debt securities.

      Pension costs or credits are determined for each subsidiary of Sprint based on a direct calculation of service costs and projected benefit obligations and an appropriate allocation of unrecognized prior service costs, transition asset, and plan assets. Net periodic pension credits recorded by the Company for the years ended December 31, 1996, 1995 and 1994 were $2,768,000, $3,521,000 and $3,638,000, respectively.

      Defined Contribution Plans
      --------------------------
      Sprint sponsors defined contribution employee savings plans covering substantially all employees of the Company. Participants may contribute portions of their compensation to the plans. Contributions of participants represented by collective bargaining units are matched by the Company based upon defined amounts as negotiated by the respective parties. Contributions of participants not covered by collective bargaining agreements are also matched by the Company. For these participants, the Company provides matching contributions in Sprint common stock equal to 50 percent of participants' contributions up to 6 percent of their compensation. In addition, Sprint may, at the discretion of the Board of Directors, provide matching contributions based upon the performance of Sprint's common stock price in comparison to other telecommunications companies. The Company's matching contributions aggregated approximately $6,400,000, $5,700,000 and $5,300,000 in 1996, 1995 and 1994,
      respectively.

      Postretirement Benefits
      -----------------------
      Sprint provides postretirement benefits (principally medical benefits) to substantially all employees. Employees retiring before specified dates are eligible for benefits at no cost, or a reduced cost. Employees retiring after specified dates are eligible for these benefits on a shared cost basis. The Company funds the accrued costs as benefits are paid.

      Net postretirement benefit costs are determined for each subsidiary of Sprint based on a direct calculation of service costs and accumulated postretirement benefit obligations and an appropriate allocation of unrecognized prior service costs, unrecognized net gains and transition obligation. Net postretirement benefit costs recorded by the Company for the years ended December 31, 1996, 1995 and 1994 were $15,845,000, $17,420,000 and $16,667,000, respectively.

4.    INCOME TAXES

      The components of federal and state income tax expense on income before extraordinary items are as follows (in thousands):

                                                             1996               1995             1994
                                                             ----               ----             ----

       Current income tax expense
         Federal                                          $ 92,290            $ 76,544          $ 73,288
         State                                              14,564              12,567            10,698
                                                           -------             -------           -------
                                                           106,854              89,111            83,986

       Deferred income tax expense (benefit)
         Federal                                             4,744            (10,217)           (1,067)
         State                                               1,477             (1,733)            1,450
         Amortization of deferred ITC                       (3,416)            (4,035)           (3,779)
                                                            -------            -------           -------
                                                             2,805            (15,985)           (3,396)
                                                            -------            -------           -------

       Total income tax expense                           $ 109,659           $ 73,126          $ 80,590
                                                            =======             ======            ======


      The differences which cause the effective income tax rate to vary from the statutory federal income tax rate of 35 percent in 1996, 1995 and 1994 are as follows (in thousands):

                                                            1996               1995               1994
                                                            -----              -----              ----


Federal income tax expense at the statutory rate          $ 100,497          $ 68,970           $75,985
Less ITC included in income                                   3,416             4,035             3,779
                                                            -------           -------           -------

Expected federal income tax expense after
  ITC                                                        97,081            64,935            72,206
Effect of:
  State income tax, net of federal
    income tax effect                                        10,427             7,042             7,896
  Other, net                                                  2,151             1,149               488
                                                            -------           -------           -------

  Income tax expense, including
    ITC                                                   $ 109,659          $ 73,126          $ 80,590
                                                            =======           =======           =======

  Effective income tax rate                                 38.19 %           37.11 %           37.12 %
                                                            =======           =======           =======

      In 1996 and 1994, income tax benefits of $159,000 and $134,000 associated with the extraordinary charges incurred related to the early extinguishments of debt were reflected as reductions of such charges in the consolidated statements of income and retained earnings (see Note 5). In 1995, an income tax benefit of $107 million associated with the extraordinary charge for the discontinued use of regulatory accounting principles was reflected as a reduction of such charge in the consolidated statements of income and retained earnings (see Note 9).

      Deferred income taxes are provided for the temporary differences between the carrying amounts of the Company's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at December 31, 1996 and 1995 along with the income tax effect of each, are as follows (in thousands):


                                                      1996                                     1995
                                                      -----                                    ----
                                               Deferred Income Tax                      Deferred Income Tax
                                            Assets            Liabilities            Assets          Liabilities
                                     ------------------   ------------------  -----------------  ------------------

Property, plant and equipment      $            -          $     167,139      $        -        $       175,660
Expense accruals                             21,091                 -                29,763                 -
Other, net                                    6,031                 -                12,102                 -
                                     ------------------   ------------------  -----------------  ------------------
                                   $         27,122        $     167,139      $      41,865     $       175,660
                                             ======              =======             ======             =======




5.    LONG-TERM DEBT AND EXTRAORDINARY CHARGES ON EXTINGUISHMENTS

      Long-term debt at December 31, excluding current maturities and net of related unamortized debt discount, is summarized below (in thousands):

                                                    Interest Rates            1996              1995
                                                     --------------            ----              ----

      First mortgage bonds, maturities:
                                 1997 to 2001         9.4%                $     -            $  11,750
                                 2002 to 2006         6.3% to 7.3%          120,000            120,000
                                 2012 to 2016         6.9%                   60,000             60,000
                                 2017 to 2021         9.3% to 9.9%          134,000            134,200
                                 2022 to 2026         7.1% to 8.4%          145,000            145,000
      Debentures                                      6.0% to 6.7%              -               53,175
      Other                                           4.6% to 9.7%            1,990              4,412
                                                                            -------            -------
                                                                            460,990            528,537
      Less unamortized debt discount                                        (3,966)            (4,143)
                                                                            -------            -------
                                                                            457,024            524,394
      Less current maturities                                               (1,916)           (14,235)
                                                                            -------            -------
      Long-term debt                                                      $ 455,108          $ 510,159
                                                                            =======            =======


      Long-term debt maturities during each of the next five years are as follows (in thousands):

                              Year             Amount

                              1997            $ 1,916
                              1998                304
                              1999                200
                              2000                200
                              2001                200


      The first mortgage bonds and notes are secured by substantially all of the Company's property, plant and equipment.

      Under the most restrictive terms of the Company's first mortgage bond indentures, no retained earnings were restricted from payment of dividends at December 31, 1996.

      The Company's short-term financing was provided primarily by Sprint in 1996. The weighted average interest rate on short-term borrowings for 1996, 1995 and 1994 was 5.41%, 5.98% and 4.98%, respectively.

      The Company is in compliance with all restrictive or financial covenants relating to its debt arrangements at December 31, 1996.

      During 1996, the Company redeemed, prior to scheduled maturities, $11.75 million of its Central Telephone Company of Florida 9.37 percent Series AA Bonds, $37.18 million of its 6.68 percent Senior Notes and $16 million of its 6.03 percent Senior Notes. These early redemptions resulted in a $253,000 after-tax extraordinary loss.

      During 1995, the Company redeemed, prior to scheduled maturities, $633,000 of its Rural Telephone Bank 6.0 percent Note, and $136,000 of its Rural Electrification Association 2.0 percent Note. Also in 1995, the Company redeemed, prior to scheduled maturities, $782,000 of its Central Telephone Company of Florida 8.0 percent Series R, Rural Telephone Bank Note, and
      $863,000 of its 7.97 percent Series S, Federal Financing Bank Note. On January 15, 1995, the Company issued Series HH 8.38 percent first mortgage bonds for $70 million which was used to reduce short-term debt.


6.    REDEEMABLE PREFERRED STOCK

      In July 1995, the Company redeemed all of its outstanding cumulative preferred stock. The principal, accumulated dividends, and redemption premium amounted to $2,013,000.


7.    COMMITMENTS AND CONTINGENCIES

      Gross rental expense aggregated $12,191,000 in 1996, $12,786,000 in 1995, and $12,619,000 in 1994. Minimum rental commitments as of December 31, 1996 are as follows (in thousands):


                         1997          $ 2,613
                         1998              988
                         1999              575
                         2000              150
                         2001               43
                         Thereafter        679

      Various suits arising in the ordinary course of business are pending against the Company. Management cannot predict the ultimate outcome of these actions, but believes they will not result in a material effect on the Company's financial statements.

8.     RELATED PARTY TRANSACTIONS

       Related party transactions of the Company are as follows (in thousands):


  Affiliate Company              Transaction Description                    1996            1995           1994
  -----------------              -----------------------                    ----            ----           ----

                       The Company:
North Supply Company      Purchased telecommunications equipment,       $ 74,774        $ 69,999       $ 72,319
                          construction and maintenance equipment,
                          and materials and supplies.

Sprint                    Reimbursed affiliate for data processing       103,519          93,427         97,575
                          services, other data related costs and
                          certain management costs.

                          Entered into cash advance and borrowing
                          transactions.

                            Interest expense on advances1                  3,112             488            527
                           1  Interest is computed based on
                              the top-tier commercial paper
                              rate on the last day of the
                              prior month.

                          Provided various services such as                3,046           2,962          8,173
                          facilities rental, postage, house
                          services, company official toll and
                          other miscellaneous items.

Sprint Long Distance      Provided network access, operator, and          45,492          43,493         37,171
Division                  billing and collection services; and the
                          lease of network facilities.

                          Paid for interexchange                           9,565          14,906         12,477
                          telecommunications services.

Sprint Publishing         Received fees for the right to publish          68,076          64,473         59,511
and Advertising and       telephone directories in the Company's
Centel Directory          territory, listing, and billing and
Company                   collection services.

Sprint Publishing         Paid for costs of publishing the white           5,348           4,420          3,634
and Advertising           pages portion of directories.

Other Sprint Local        Was reimbursed for certain salaries and          9,037           1,568            637
Operating Companies       other  costs  incurred  for the benefit
                          of affiliates.



       Certain directors and officers of the Company and Sprint are also directors of banks at which the Company conducts borrowings and related transactions. The terms are comparable with other banks at which the Company has similar transactions.

9.   ADOPTION OF ACCOUNTING PRINCIPLES FOR A COMPETITIVE MARKETPLACE

      Effective December 31, 1995, the Company determined that it no longer met the criteria necessary for the continued application of the provisions of SFAS No. 71. As a result of the decision to discontinue the application of SFAS No. 71, the Company recorded a noncash, extraordinary charge of $138.6 million, net of income tax benefits of $107 million.

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

      The components of the extraordinary charge recognized as a result of the discontinued application of SFAS No. 71 are as follows (in thousands):


                                                                Pre-tax       After-tax
                                                               --------       ---------
       Increase to the accumulated depreciation balance       $ 254,238       $ 156,166
       Recognition of switch software asset                    (22,951)        (14,098)
       Elimination of other net regulatory assets                14,379           8,862
                                                               --------       ---------
       Total                                                   $245,666         150,930
       Tax-related net regulatory liabilities                  ========         (7,316)
       Accelerated amortization of credits                                      (5,019)
                                                                              ---------
       Extraordinary Charge                                                   $ 138,595
                                                                              =========



     The adjustment to the  accumulated  depreciation  balance was determined by the completion of depreciation reserve and impairment studies. The depreciation reserve study analyzed, by individual plant asset categories, the impacts of regulator-prescribed depreciable asset lives compared to the Company's estimated economic lives. The results identified the cumulative under-depreciation of certain asset categories. The impairment study, which validated the results of the depreciation study, estimated the impact on future revenues caused by price changes and developing industry competition, and the resulting effects on cash flows.

     The discontinued application of SFAS No. 71 also required the Company to eliminate from its consolidated balance sheet the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to SFAS No. 71, but would not have been recognized as assets and liabilities by enterprises in general. The elimination of other net regulatory assets primarily related to deferred debt financing costs.

9.    ADOPTION OF ACCOUNTING PRINCIPLES FOR A COMPETITIVE MARKETPLACE
      (CONTINUED)

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


10.   ADDITIONAL FINANCIAL INFORMATION

      Realignment and Restructuring Charge
      ------------------------------------
      In 1995, Sprint initiated a restructuring within its local division in an effort to streamline certain processes and reduce costs in an increasingly competitive marketplace. These actions resulted in the elimination of approximately 310 positions, mainly in the network and finance functions. As a result, the Company recorded a $15.4 million nonrecurring charge in 1995, which reduced net income by $9.5 million. The accrued liability associated with this charge specifically relates to the benefits that affected employees will receive upon termination.

      Through 1996, approximately 40 positions have been eliminated resulting in termination benefit payments of $1.1 million. Substantially all of the remaining positions are expected to be eliminated during 1997 with the related costs expected to be paid during 1997 and 1998.

      Major Customer Information
      --------------------------
      Consolidated operating revenues from AT&T Corp. resulting primarily from network access, billing and collection services, and the lease of network facilities aggregated approximately $197 million, $209 million and $219 million for 1996, 1995 and 1994, respectively.

      The Company's customer and other accounts receivable are not subject to significant concentration of credit risk due to the large number of customers in the Company's customer base.

      The principal industries in the Company's service area include the retail trade and service industries.

      Financial Instruments
      ---------------------
      The Company estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. Accordingly, the estimates presented herein are not necessarily indicative of the values the Company could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair value amounts presented as of December 31, 1996, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, estimates of fair value subsequent to that date may differ significantly from the amounts presented herein.

      The Company's financial instruments primarily consist of long-term debt, including current maturities, with carrying amounts as of December 31, 1996 and 1995 of $457 million and $524 million, respectively, and estimated fair values of $474 million and $563 million, respectively. The fair value of the Company's long-term debt is estimated based on quoted market prices for publicly traded issues. The fair value of all other issues is estimated based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.

      The carrying values of the Company's other financial instruments (principally short- term borrowings) approximate fair value as of December 31, 1996 and 1995.

      The Company has not invested in derivative financial instruments.

      Subsequent Event
      ----------------
      On January 2, 1997, the Company repurchased $175 million of accounts receivable sold to United Telecommunications, Inc., an affiliated company, on December 31, 1996. Accordingly, the transaction was treated as a borrowing in the December 31, 1996 balance sheet.

                          SPRINT-FLORIDA, INCORPORATED

                             1996 FORM 10-K/PART III

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       None

Item 10.  Directors and Executive Officers of the Registrant

      Omitted under the provisions of General Instruction I.

Item 11.  Executive Compensation

      Omitted under the provisions of General Instruction I.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Omitted under the provisions of General Instruction I.

Item 13.  Certain Relationships and Related Transactions

      Omitted under the provisions of General Instruction I.
























                                     III-1

                          SPRINT-FLORIDA, INCORPORATED
                             1996 FORM 10-K/PART IV



Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   The consolidated financial statements of the Company filed as a part of this  report  are  listed  in the  Index  to  Consolidated
              Financial Statements on page II-8.

         2. The consolidated financial statement schedule of the Company filed as a part of this report is listed in the Index to Consolidated Financial Statement Schedules on page IV-3.

         3.   The following exhibits are filed as part of this report:

              EXHIBITS

              (3)(a) Restated Articles of Incorporation (filed as Exhibit 3i to the Company's Current Report on Form 8-K dated December 19, 1996 and incorporated herein by reference).

              (3)(b) Bylaws as amended January 1, 1997 (filed as Exhibit 3ii to the Company's Current Report on Form 8-K dated December 19, 1996 and incorporated herein by reference).

              (4)(a) The rights of the Company's equity security holders are defined in Articles IV and VII of the Company's Articles of Incorporation. See Exhibit 3(a) above.

              (4)(b) Indenture of Mortgage dated as of the 2nd day of January 1941, between United Telephone Company of Florida (United) and Sun First National Bank of Orlando, as Trustee, as supplemented by the First through Thirty-First Supple-mental Indentures (filed as Exhibits 4J through 4U to Registration Statement No. 2-11471, Exhibits 4V through 4Y to Registration Statement No. 2-12334, Exhibit 4Z to Registration Statement No. 2-13108, Exhibits 4X through 4Z and 4-AA to Registration Statement No. 2-22096,
                      Exhibit  4-A-2  to  Registration   Statement  No. 2-38951,
                      Exhibit  2-A-2  to  Registration  Statement  No.  2-42543,
                      Exhibit  2-A-2  to  Registration   Statement No.  2-45708,
                      Exhibit 2-D-26 to Registration Statement No. 2-51785, Exhibits 4Q, 4V, 4W, 4X, and 4-CC to Registration State-ment No. 2-69791, Exhibit 4-DD to Registration Statement No. 33-5949, Exhibit 4-EE to Registration Statement No. 33-13964, and Exhibits 4-FF and 4-GG to Registration
                      Statement No. 33-51404, and incorporated herein by reference).

              (4)(c) Thirty-Second Supplemental Indenture dated as of December 1, 1992 between United and Barnett Banks Trust Company, N.A. (filed as Exhibit 4 (i) to United's 1992 Annual Report on Form 10-K and incorporated herein by reference).

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)


             (4)(d) Thirty-Third Supplemental Indenture dated as of May 1, 1993 between United and Barnett Banks Trust
                           Company, N.A. (filed as Exhibit 99 to United's Current Report on Form 8-K dated May 12, 1993, and incorporated herein by reference).

             (4)(e) Thirty-Fourth Supplemental Indenture dated as of July 1, 1993 between United and Barnett Banks Trust
                           Company, N.A. (filed as Exhibit 99 to United's Current Report on Form 8-K dated July 7, 1993, and incorporated herein by reference).

             (4)(f)        Thirty-Fifth  Supplemental  Indenture   dated  as  of
                           January 15, 1995 between United and The Bank of New York.

             (4)(g) Twenty-Second Supplemental Indenture dated as of December 31, 1996 between United and The First National Bank of Chicago.

The Company will furnish to the Securities and Exchange Commission, upon request, copies of the following instruments defining the rights of holders of its long-term debt:


              (a) Supplemental  Mortgage and Security Agreement dated as of July
                  18, 1972 between Orange City Telephone Company, Incorporated, United States of America and Rural Telephone Bank.


The obligations under these instruments were assumed by United in the merger, effective December 31, 1982, between The Winter Park Telephone Company, United and Orange City Telephone Company, Incorporated. The total amount of securities authorized under these or any other said instruments does not exceed 10% of the total assets of the Company.

(b) The Company filed a report on Form 8-K dated December 19, 1996. It was reported that the former United Telephone Company of Florida and Central Telephone Company of Florida were merged into Sprint-Florida, Incorporated effective December 31, 1996.

Item 14 (a) 2.  Index to Consolidated Financial Statement Schedules


For each of the three years in the period ended December 31 1996:


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


                           SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                                  (In thousands)

                                 Balance at      Charged    Accounts Charged    Balance
                                 Beginning         to         Off, Net of       at End
                                 of Year         Expense      Collections       of Year
                                ----------      ---------   ----------------   ---------

Deducted from assets:

  Allowance for
  uncollectible accounts:

    Year Ended
    December 31, 1996             $4,252         $8,464         $(7,346)         $5,370
                                   =====          =====          =======          =====

    Year Ended
    December 31, 1995             $3,268         $6,868         $(5,885)         $4,252
                                   =====          =====          =======          =====

    Year Ended
    December 31, 1994             $2,763         $5,348         $(4,843)         $3,268
                                   =====          =====          =======          =====



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                         SPRINT-FLORIDA, INCORPORATED
                                         ----------------------------
                                                 (Registrant)


Date:   March 25, 1997                   By: /s/ M. R. Mynatt
       ---------------                       ------------------
                                              M. R.  Mynatt
                                              Assistant Vice President - Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


   /s/  J. D. Kelley                    /s/ M. B. Fuller
   ------------------                   ------------------
   J. D. Kelley                         M. B. Fuller, Director
   President, Director and              President and Chief Operating Officer -
   Chief Executive Officer              Sprint Local Telephone Division
   Dated:  March 25, 1997               Dated:  March 25, 1997

   /s/  M. R. Mynatt                    /s/ D. A. Jensen
   ------------------                   ------------------
   M. R. Mynatt                         D. A. Jensen, Director
   Assistant Vice President - Finance   Secretary - Sprint Corporation
   (Principal Financial Officer)        Dated:  March 25, 1997
   Dated:  March 25, 1997

   /s/  J. J. Beling
   ------------------
   J. J. Beling, Controller
   Principal Accounting Officer
   Dated:  March 25, 1997