Form 10-Q
period 1997-03-31
SPRINT FLORIDA INC
filed 1997-05-08
CIK 37664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           March 31, 1997
                                        ----------------------------------
                                          OR

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

There are 6,500,000 shares of common stock outstanding as of March 31, 1997, and as of the date of filing this report.

                          SPRINT-FLORIDA, INCORPORATED
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX






Part I - Financial Information                                                                              Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                                                1

                  Consolidated Statements of Income                                                          3

                  Consolidated Statements of Retained Earnings                                               3

                  Consolidated Statements of Cash Flows                                                      4

                  Condensed Notes to Consolidated Financial Statements                                       5

         Item 2.  Management's Discussion and Analysis of Results of Operations                              6


Part II - Other Information

         Item 1.  Legal Proceedings                                                                          8

         Item 2.  Changes in Securities                                                                      8

         Item 3.  Defaults Upon Senior Securities                                                            8

         Item 4.  Submission of Matters to a Vote of Security Holders                                        8

         Item 5.  Other Information                                                                          8

         Item 6.  Exhibits and Reports on Form 8-K                                                           8


Signature                                                                                                    9





                                                                                                            PART I.
                                                                                                            Item 1.


                                          SPRINT-FLORIDA, INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                      (in thousands, except per share data)


                                                                              March 31,           December 31,
                                                                                 1997                 1996
------------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
ASSETS
    Current assets
        Cash                                                                $        13,681      $        185,938
        Receivables
            Customers and other, net of allowance for doubtful
               accounts of $5,015 and $5,370                                        122,451               125,384
            Interexchange carriers                                                   60,188                59,432
            Affiliated companies                                                     17,230                12,907
        Inventories                                                                  25,651                26,879
        Prepaid expenses and other                                                    3,672                 8,171
------------------------------------------------------------------------------------------------------------------
    Total current assets                                                            242,873               418,711

    Property, plant and equipment                                                 3,472,845             3,411,797
        Less accumulated depreciation                                             1,922,763             1,879,235
------------------------------------------------------------------------------------------------------------------
                                                                                  1,550,082             1,532,562

    Deferred charges and other assets                                                50,571                49,411
------------------------------------------------------------------------------------------------------------------

                                                                            $     1,843,526      $      2,000,684
                                                                           ---------------------------------------














See accompanying Condensed Notes to Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.


                                          SPRINT-FLORIDA, INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                      (in thousands, except per share data)


                                                                              March 31,           December 31,
                                                                                 1997                 1996
------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY
    Current liabilities
      Outstanding checks in excess of cash balances                         $         9,078      $         13,317
      Advances from parent company                                                  103,678               134,900
      Current maturities of long-term debt                                            1,445                 1,916
      Accounts payable
          Vendors and other                                                          28,551                23,746
          Interexchange carriers                                                     35,252                32,017
          Affiliated companies                                                       25,188               202,425
      Accrued taxes                                                                  42,477                15,178
      Advance billings and customer deposits                                         29,961                28,802
      Accrued vacation                                                               17,243                16,612
      Accrued interest                                                                8,098                13,300
      Accrued payroll and commissions                                                10,274                 9,310
      Other                                                                           9,727                13,019
------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                     320,972               504,542

    Long-term debt                                                                  454,864               455,108

    Deferred credits and other liabilities
        Deferred income taxes                                                       147,390               145,939
        Deferred investment tax credits                                               5,625                 6,245
        Postretirement and other benefit obligations                                 75,956                71,822
        Other                                                                        14,262                15,990
------------------------------------------------------------------------------------------------------------------
                                                                                    243,233               239,996

    Shareholder's equity
        Common  stock,  par value $2.50 per share,  authorized - 16,000  shares,
          issued and outstanding - 6,500 shares                                      16,250                16,250
        Capital in excess of par value                                              229,298               229,298
        Retained earnings                                                           578,909               555,490
------------------------------------------------------------------------------------------------------------------
                                                                                    824,457               801,038
------------------------------------------------------------------------------------------------------------------

                                                                            $     1,843,526      $      2,000,684
                                                                           ---------------------------------------

See accompanying Condensed Notes to Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.
                                      SPRINT-FLORIDA, INCORPORATED
                              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                             (in thousands)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                       -----------------------------------
                                                                               1997             1996
----------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES
    Local service                                                        $       134,532  $       123,106
    Network access                                                               132,340          121,498
    Toll service                                                                  11,239           21,642
    Telecommunications equipment                                                  12,364            9,022
    Other                                                                         29,300           32,170
----------------------------------------------------------------------------------------------------------
Total net operating revenues                                                     319,775          307,438
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Plant operations                                                              75,046           76,278
    Depreciation and amortization                                                 60,543           59,016
    Customer operations                                                           42,785           41,178
    Corporate operations                                                          24,663           27,031
    Cost of telecommunications equipment                                           8,599            5,932
    Other                                                                          8,161            7,893
----------------------------------------------------------------------------------------------------------
Total operating expenses                                                         219,797          217,328
----------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                  99,978           90,110

Interest expense                                                                 (10,181)         (11,674)
Other expense, net                                                                  (115)            (207)
----------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                        89,682           78,229
Income tax provision                                                             (34,413)         (30,116)
----------------------------------------------------------------------------------------------------------

NET INCOME                                                               $        55,269  $        48,113
----------------------------------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
                                             (in thousands)
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               1997             1996
----------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT BEGINNING OF PERIOD                                 $       555,490  $       492,766

Net Income                                                                        55,269           48,113
----------------------------------------------------------------------------------------------------------
                                                                                 610,759          540,879

Common stock dividends                                                           (31,850)         (27,950)
----------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT END OF PERIOD                                       $       578,909  $       512,929
----------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.


                                      SPRINT-FLORIDA, INCORPORATED
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (in thousands)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               ---------------------------
                                                                                  1997           1996
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                   $     55,269   $      48,113
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                              60,543          59,016
        Deferred income taxes and investment tax credits                            6,764         (1,089)
        Changes in operating assets and liabilities:
            Receivables, net                                                       (2,146)         (6,021)
            Inventories and other current assets                                     (195)          2,066
            Accounts payable and other current liabilities                         23,123           4,869
            Noncurrent assets and liabilities, net                                  2,936           8,370
        Other, net                                                                    (11)              -
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         146,283         115,324
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                              (77,390)        (73,067)
Other, net                                                                         (2,363)         (1,709)
----------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                             (79,753)        (74,776)
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Decrease in advances from parent company                                          (31,222)         (6,273)
Repurchase of receivables                                                        (175,000)             -
Retirements of long-term debt                                                        (715)        (12,426)
Dividends paid                                                                    (31,850)        (27,950)
----------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                            (238,787)        (46,649)
----------------------------------------------------------------------------------------------------------

DECREASE IN CASH                                                                 (172,257)         (6,101)

CASH AT BEGINNING OF PERIOD                                                       185,938          11,473
----------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                        $     13,681   $       5,372
                                                                           -------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                       $     15,383   $      18,090
Cash paid for income taxes                                                   $      4,236   $       3,466

See accompanying Condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.


                           SPRINT-FLORIDA, INCORPORATED
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              March 31, 1997 and 1996

The information contained in this Form 10-Q has been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In management's opinion, the consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted. These consolidated financial statements should be read in connection with Sprint-Florida, Incorporated's 1996 annual report on Form 10-K. The results of operations for the 1997 first quarter are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997.

1.  Basis of Consolidation

The consolidated financial statements include the accounts of Sprint-Florida, Incorporated and its wholly-owned subsidiaries (Sprint-Florida). All significant intercompany transactions have been eliminated. Sprint-Florida is, indirectly, a wholly-owned subsidiary of Sprint Corporation (Sprint); accordingly, earnings per share information has been omitted.

The consolidated financial statements are prepared in conformity with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

In December 1996, pursuant to an Agreement and Plan of Merger, Central Telephone Company of Florida, a wholly-owned subsidiary of Central Telephone Company, merged with and into Sprint-Florida. Prior period financial statements and certain other amounts have been restated to reflect the new reporting entity. Net income for the three months ended March 31, 1996 increased $7,245,000 as a result of the merger.

Certain other amounts previously reported have been reclassified to conform to the current period presentation in the consolidated financial statements. These reclassifications had no effect on the results of operations or shareholder's equity as previously reported.

2.   Repurchase of Accounts Receivable

In January 1997, Sprint-Florida repurchased $175 million of accounts receivable, which were sold without recourse in December 1996 to an affiliated company. Sprint-Florida retained all ownership, management and control of the receivables prior to the repurchase; accordingly, the transaction was recorded as a borrowing.

                                                                         PART I.
                                                                         Item 2.


                           SPRINT-FLORIDA, INCORPORATED
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


General

Sprint-Florida, Incorporated and its wholly-owned subsidiaries (Sprint-Florida) include certain estimates, projections and other forward-looking statements in their reports, as well as in presentations to analysts and others, and in other material disseminated to the public. There can be no assurances of future performance. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

         - the effects of vigorous competition in the markets in which Sprint-Florida operates;
         - the impact of any unusual items resulting from ongoing evaluations of Sprint-Florida's business strategies;
         - requirements imposed on Sprint-Florida and its competitors by the Federal Communications Commission and the Florida Public Service Commission under the Telecommunications Act of 1996;
         - unexpected results of litigation filed against Sprint-Florida; and
         - the possibility of one or more of the markets in which Sprint-Florida competes being impacted by variations in political, economic or other factors such as legal and regulatory changes or other external factors over which Sprint-Florida has no control.

In December 1996, pursuant to an Agreement and Plan of Merger, Central Telephone Company of Florida, a wholly-owned subsidiary of Central Telephone Company, merged with and into Sprint-Florida. As a result, prior period financial information has been restated to reflect the new reporting entity.

Results of Operations

Total net operating revenues increased 4% for the 1997 first quarter compared with the same 1996 period. The increase is primarily due to increased local service and network access revenue, partly offset by a decrease in toll service revenues. Telecommunications equipment revenues continue to grow due to increased equipment sales. Other revenues experienced a modest decline due to a reduction in billing and collection revenues and telemarketing revenues, due to a transfer of telemarketing services to an affiliated company.

Local service revenues, derived from local exchange services, increased 9% for the 1997 first quarter compared with the same 1996 period. The increase is primarily due to continued residential and business growth in both the number of access lines served and custom calling features, including Caller ID, voice dialing and return call. Access lines served grew 5.9% during the past twelve months and revenues from custom calling features increased 15% compared with the 1996 first quarter. In addition, local service revenues increased due to residential and business wire maintenance revenue. Another contributing factor to the increase in local service revenues was the conversion of certain short-haul toll routes to flat rates per call which also caused a decrease to toll service revenues.

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased 9% for the 1997 first quarter compared with the same 1996 period. The increase was primarily due to increased interstate volumes of 7% and intrastate volumes of 9%.

Toll service revenues, mainly derived from providing long distance services within specified geographical areas, decreased $10 million for the 1997 first quarter compared with the same 1996 period. The decrease is mainly due to increased competition in this market and the conversion of certain short-haul toll routes to flat rates per call, which also contributed to an increase to local service revenues. In addition, the 1996 first quarter reflects revenues from reselling interexchange long distance services by United Telephone Long Distance, Inc. (UTLD), a subsidiary of Sprint-Florida. This revenue has decreased as these services were phased out during the 1997 first quarter.

Total operating expenses increased 1% for the 1997 first quarter compared with the same 1996 period. The increase primarily reflects an increase in network operating expense and marketing costs to promote products and services. Network operating costs increased due to the growth in the number of access lines served. In addition, operating expenses increased due to increased cost of telecommunications equipment due to growth in equipment sales. The increase in operating expenses was partly offset by a decrease in general and administrative services provided by Sprint Corporation. Plant operations expense for the 1996 first quarter reflects expenses related to reselling interexchange long distance services by UTLD. These expenses have decreased as these services were phased out during the 1997 first quarter.

                                                                        PART II.
                                                               Other Information



Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended March 31, 1997.


Item 2.  Changes in Securities

         Omitted under the provisions of General Instruction H.


Item 3.  Defaults Upon Senior Securities

         Omitted under the provisions of General Instruction H.


Item 4.  Submission of Matters to a Vote of Security Holders

         Omitted under the provisions of General Instruction H.


Item 5.  Other Information

         There were no reportable events during the quarter ended March 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   The following exhibits are filed as part of this report:

              (27)   Financial Data Schedules

                     (a)  March 31, 1997
                     (b)  March 31, 1996 Restated

         (b) In January 1997, Sprint-Florida filed a Current Report on Form 8-K dated December 19, 1996, in which it reported (1) the change of its name to Sprint-Florida, Incorporated from United Telephone Company of Florida, effective December 19, 1996; (2) the transfer of ownership of Sprint-Florida's capital stock from Sprint Corporation to a Sprint subsidiary, effective December 31, 1996; and (3) the merger of Central Telephone Company of Florida with and into Sprint-Florida, effective December 31, 1996.

                                                     SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 SPRINT-FLORIDA, INCORPORATED
                                                 (Registrant)


                                           By  /s/ J. J. Beling
                                           J. J. Beling
                                           Controller & Chief Accounting Officer




Date: May 8, 1997

                                 EXHIBIT INDEX



EXHIBIT
NUMBER

   (27)    Financial Data Schedules

           (a)   March 31, 1997
           (b)   March 31, 1996 Restated