Form 10-Q
period 1997-06-30
SPRINT FLORIDA INC
filed 1997-08-11
CIK 37664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                               ----------------------------------

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

                               (407)889-6016
            (Registrant's telephone number, including area code)

     This registrant meets the conditions of General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No


There are no equity securities held by non-affiliates.

There are 6,500,000 shares of common stock outstanding as of June 30, 1997, and as of the date of filing this report.

                          SPRINT-FLORIDA, INCORPORATED
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

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


                                                                                                            Item 1.
                                                                                                            PART I.


                                           SPRINT-FLORIDA, INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)

                                                                                 June 30,           December 31,
                                                                                   1997                 1996
-------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
Assets
   Current assets
     Cash                                                                  $        --          $       185,938
     Accounts receivable
       Customers and other, net of allowance for doubtful accounts of
         $4,749 and $5,370                                                         133,738              125,384
       Interexchange carriers                                                       55,775               59,432
       Affiliated companies                                                         16,755               12,907
     Inventories                                                                    27,409               26,879
     Prepaid expenses and other                                                      2,120                8,171
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                          235,797              418,711

   Property, plant and equipment                                                 3,516,430            3,411,797
     Less accumulated depreciation                                               1,950,794            1,879,235
-------------------------------------------------------------------------------------------------------------------
                                                                                 1,565,636            1,532,562

   Deferred charges and other assets                                                57,359               49,411
-------------------------------------------------------------------------------------------------------------------

                                                                           $     1,858,792      $     2,000,684
                                                                         ------------------------------------------


                            See accompanying Condensed Notes to Consolidated Financial Statements


                                                                                                            PART I.
                                                                                                            Item 1.


                                           SPRINT-FLORIDA, INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)

                                                                                 June 30,           December 31,
                                                                                   1997                 1996
-------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)

Liabilities and shareholder's equity
   Current liabilities
     Outstanding checks in excess of cash balances                         $        12,847      $         13,317
     Advances from parent company                                                  127,029               134,900
     Current maturities of long-term debt                                              952                 1,916
     Accounts payable
       Vendors and other                                                            26,167                23,746
       Interexchange carriers                                                       30,365                32,017
       Affiliated companies                                                         26,712               202,425
     Accrued taxes                                                                  32,683                15,178
     Advance billings and customer deposits                                         29,912                28,802
     Other                                                                          45,627                52,241
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                     332,294               504,542

   Long-term debt                                                                  454,891               455,108

   Deferred credits and other liabilities
     Deferred income taxes and investment tax credits                              147,162               152,184
     Postretirement and other benefit obligations                                   78,480                71,822
     Other                                                                          16,250                15,990
-------------------------------------------------------------------------------------------------------------------
                                                                                   241,892               239,996

   Shareholder's equity
     Common stock, par value $2.50 per share, authorized - 16,000
       shares, issued and outstanding - 6,500 shares                                16,250                16,250
     Capital in excess of par value                                                229,298               229,298
     Retained earnings                                                             584,167               555,490
-------------------------------------------------------------------------------------------------------------------
                                                                                   829,715               801,038
-------------------------------------------------------------------------------------------------------------------

                                                                           $     1,858,792      $      2,000,684
                                                                         ------------------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements



                                                                                                            PART I.
                                                                                                            Item 1.


                                          SPRINT-FLORIDA, INCORPORATED
                                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                 (in thousands)

                                                       Quarter Ended                      Year to Date
                                                         June 30,                           June 30,
                                             ---------------------------------------------------------------------
                                                     1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------

NET OPERATING REVENUES
   Local service                              $    137,014     $     123,831     $    271,546     $     246,937
   Network access                                  122,417           115,685          254,757           237,183
   Toll service                                     11,327            20,778           22,566            42,420
   Telecommunications equipment                     13,836            12,762           26,200            21,784
   Other                                            30,276            29,909           59,576            62,079
------------------------------------------------------------------------------------------------------------------
Total net operating revenues                       314,870           302,965          634,645           610,403
------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Plant operations                                 75,457            76,170          150,503           152,448
   Depreciation and amortization                    61,110            59,856          121,653           118,872
   Customer operations                              42,114            41,158           84,899            82,336
   Corporate operations                             25,511            28,095           50,174            55,126
   Cost of telecommunications equipment              9,547             9,038           18,146            14,970
   Other                                             8,287             7,650           16,448            15,543
------------------------------------------------------------------------------------------------------------------
Total operating expenses                           222,026           221,967          441,823           439,295
------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                    92,844            80,998          192,822           171,108

Interest expense                                   (10,866)          (11,021)         (21,047)          (22,695)
Other expense, net                                    (309)             (153)            (424)             (360)
------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                          81,669            69,824          171,351           148,053
Income taxes                                       (31,236)          (25,922)         (65,649)          (56,038)
------------------------------------------------------------------------------------------------------------------

NET INCOME                                    $     50,433     $      43,902     $    105,702     $      92,015
------------------------------------------------------------------------------------------------------------------

                            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
                                                 (in thousands)

                                                                                          Year to Date
                                                                                            June 30,
                                                                                ----------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT BEGINNING OF PERIOD                                        $     555,490     $     492,766

Net Income                                                                            105,702            92,015
------------------------------------------------------------------------------------------------------------------
                                                                                      661,192           584,781

Dividends declared                                                                    (77,025)          (52,975)
------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT END OF PERIOD                                              $     584,167     $     531,806
------------------------------------------------------------------------------------------------------------------





                       See accompanying Condensed Notes to Consolidated Financial Statements



                                                                                                            PART I.
                                                                                                            Item 1.


                                           SPRINT-FLORIDA, INCORPORATED
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  (in thousands)

                                                                                           Year to Date
                                                                                             June 30,
                                                                                -----------------------------------
                                                                                        1997             1996
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                        $     105,702    $      92,015
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                      121,653          118,872
     Deferred income taxes and investment tax credits                                     3,258           (3,187)
     Changes in assets and liabilities:
       Accounts receivable, net                                                          (8,545)          (1,268)
       Inventories and prepaid expenses                                                    (401)           2,388
       Accounts payable, accrued expenses and other current liabilities                  11,587          (28,253)
       Other assets and liabilities, net                                                 (2,286)          11,097
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               230,968          191,664
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                                                   (152,280)        (156,092)
Other, net                                                                               (3,549)          (3,442)
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                  (155,829)        (159,534)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase (decrease) in advances from parent company                                      (7,871)          43,968
Repurchase of accounts receivable                                                      (175,000)            --
Payments on long-term debt                                                               (1,181)         (28,958)
Dividends paid                                                                          (77,025)         (52,975)
-------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                  (261,077)         (37,965)
-------------------------------------------------------------------------------------------------------------------

DECREASE IN CASH                                                                       (185,938)          (5,835)

CASH AT BEGINNING OF PERIOD                                                             185,938           11,473
-------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                             $       --       $       5,638
                                                                                -----------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest (excluding amounts capitalized)                            $      21,019    $      23,548
Cash paid for income taxes                                                        $      60,260    $      66,048


                       See accompanying Condensed Notes to Consolidated Financial Statements

                                                                         PART I.
                                                                         Item 1.


                       SPRINT-FLORIDA, INCORPORATED
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           June 30, 1997 and 1996

The information in this Form 10-Q has been prepared according to the rules and regulations of the Securities and Exchange Commission. In management's opinion, these consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles (GAAP) have been condensed or omitted. These consolidated financial statements should be read in connection with the Sprint-Florida, Incorporated 1996 annual report on Form 10-K. Operating results for the 1997 year-to-date period are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997.

1.  Basis of Consolidation

The consolidated financial statements include the accounts of Sprint-Florida, Incorporated and its wholly-owned subsidiaries (Sprint-Florida). All significant intercompany transactions have been eliminated. Sprint-Florida is, indirectly, a wholly-owned subsidiary of Sprint Corporation (Sprint); as a result, earnings per share information is not required.

The consolidated financial statements are prepared according to GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

In December 1996, Central Telephone Company of Florida, which is, indirectly, a wholly-owned subsidiary of Sprint, merged into Sprint-Florida. Certain prior year amounts have been restated to reflect the new reporting entity. As a result, net income for the 1996 second quarter and year-to-date periods increased $6,907,000 and $14,152,000, respectively.

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations or shareholder's equity as previously reported.

2.  Repurchase of Accounts Receivable

In January 1997, Sprint-Florida repurchased $175 million of accounts receivable, which were sold without recourse in December 1996 to an affiliated company. Sprint-Florida retained all ownership, management and control of the receivables prior to the repurchase. As a result, the transaction was recorded as a borrowing in the 1996 year-end financial statements.

                                                                          PART I
                                                                         Item 2.


                        SPRINT-FLORIDA, INCORPORATED
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

General

Sprint-Florida, Incorporated and its wholly-owned subsidiaries (Sprint-Florida) include certain estimates, projections and other forward-looking statements in their reports, as well as in presentations to analysts and others, and in other material made available to the public. Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

  -  the  effects  of  vigorous   competition  in  the  markets  in  which
     Sprint-Florida  operates;

  - the impact of any unusual items resulting from ongoing evaluations of Sprint-Florida's business strategies;

  - requirements imposed on Sprint-Florida and its competitors by the Federal Communications Commission (FCC) and the Florida Public Service Commission under the Telecommunications Act of 1996 (Telecom Act);

  -  unexpected results of litigation filed against Sprint-Florida; and

  - the possibility of one or more of the markets in which Sprint-Florida competes being impacted by changes in political, economic or other factors such as legal and regulatory changes or other external factors over which Sprint-Florida has no control.

In December 1996 Central Telephone Company of Florida, which is, indirectly, a wholly-owned subsidiary of Sprint Corporation, merged into Sprint-Florida. As a result, prior period financial information has been restated to reflect the new reporting entity.

Regulatory Developments

In accordance with the Telecom Act, the FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants.
Some local exchange carriers (LECs) and state public service commissions (PSCs) appealed these rules to the U.S. Court of Appeals, which prevented most of the pricing rules from taking effect pending a full review by the court.

In July 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the PSCs. The court also struck down certain other FCC rules on jurisdictional or substantive grounds. The court's decision adds to the uncertainty, delay and complexity surrounding local competition. The FCC plans to appeal the decision to the U.S. Supreme Court.

In May 1997, the FCC issued important decisions on the structure and level of access charges and universal service. These decisions will impact the industry in several ways, including the following:

  - an additional subsidy was created to support telecommunications services for schools, libraries and rural health care providers. Funding for this program, which is estimated to cost $2.7 billion per year, will be assessed against all carriers providing telecommunications services. However, it is expected that LECs will be able to pass their portion of these costs on to long distance carriers;

  - interstate access rates charged by LECs will decline by an estimated $1.4 billion per year beginning July 1997;

  - certain monthly flat-rate charges paid by some local telephone subscribers will increase beginning in 1998;

  - certain per-minute access charges paid by long distance companies were converted to flat monthly charges based on pre-subscribed lines; and

  - a basis has been established for replacing implicit access subsidies with an explicit interstate universal service fund beginning in 1999.

A number of LECs, long distance companies and others have appealed some or all of the FCC's orders. The effective date of the orders has not been postponed, but the appeals are expected to take a year or more to conclude. The impact of these FCC decisions on Sprint-Florida is difficult to determine, but is not expected to be material.

Results of Operations

Year-to-date net operating revenues for 1997 have increased 4% compared with the same period a year ago. This increase is mainly due to increased local service and network access revenue, partly offset by a decrease in toll service revenues.

Local service revenues, derived from local exchange services, increased 10% for the 1997 year-to-date period compared with the same period a year ago. This increase reflects a 6% growth rate in residential and business access lines served during the past 12 months. The increase also reflects a 16% increase in revenue from custom calling features, such as Caller ID, voice dialing and return call, over the prior year period. In addition, local service revenues increased due to residential and business wire maintenance revenue and the extension of local area calling plans, which caused a corresponding decrease in toll service revenues.

Network access revenues are derived from interexchange long distance carriers' use of the local network to complete calls. These revenues increased 7% for the 1997 year-to-date period compared with same 1996 period mainly due to a 9% increase in interstate and intrastate calling volumes.

Toll service revenues are mainly derived from providing long distance services within specified geographical areas. Year-to-date toll service revenues for 1997 decreased $20 million compared with the same period a year ago. The decrease is mainly due to reduced revenues from reselling interexchange long distance services, which was phased out through early 1997, and extended local area calling plans.

                                                                        PART II.
                                                               Other Information


Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended June 30, 1997.


Item 2.  Changes in Securities

         Omitted under the provisions of General Instruction H


Item 3.  Defaults Upon Senior Securities

         Omitted under the provisions of General Instruction H


Item 4.  Submission of Matters to a Vote of Security Holders

         Omitted under the provisions of General Instruction H


Item 5.  Other Information

         There were no reportable events during the quarter ended June 30, 1997.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   The following exhibits are filed as part of this report:

              (27)   Financial Data Schedules

                     (a)  June 30, 1997
                     (b)  September 30, 1996 Restated
                     (b)  June 30, 1996 Restated

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                            SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           SPRINT-FLORIDA, INCORPORATED
                                           (Registrant)

                                        By /s/ John I. Lehman
                                           John I. Lehman
                                           Controller & Chief Accounting Officer



                                        By /s/ Douglas B. Lynn
                                           Douglas B. Lynn
                                           Assistant Vice President



Date:    August 11, 1997

--------------------------------------------------------------------------------
                            EXHIBIT INDEX
--------------------------------------------------------------------------------



EXHIBIT
NUMBER

   (27)    Financial Data Schedules

           (a)   June 30, 1997
           (b)   September 30, 1996 Restated
           (c)   June 30, 1996 Restated