Form 10-Q
period 1997-09-30
SPRINT FLORIDA INC
filed 1997-11-10
CIK 37664

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1997
                               ------------------------------------


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


--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

There are 6,500,000 common shares outstanding at September 30, 1997.


                                                    SPRINT-FLORIDA, INCORPORATED
                                          FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                               INDEX




Part I - Financial Information                                                                          Page Number
                                                                                                        -----------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                                              1

                  Consolidated Statements of Income                                                        3

                  Consolidated Statements of Retained Earnings                                             3

                  Consolidated Statements of Cash Flows                                                    4

                  Condensed Notes to Consolidated Financial Statements                                     5

         Item 2.  Management's Discussion and Analysis of Results of Operations                            6


Part II - Other Information

         Item 1.  Legal Proceedings                                                                        8

         Item 2.  Changes in Securities                                                                    8

         Item 3.  Defaults Upon Senior Securities                                                          8

         Item 4.  Submission of Matters to a Vote of Security Holders                                      8

         Item 5.  Other Information                                                                        8

         Item 6.  Exhibits and Reports on Form 8-K                                                         8


Signatures                                                                                                 9


                                                                                                            Item 1.
                                                                                                            PART I.


                                                    SPRINT-FLORIDA, INCORPORATED
                                                    CONSOLIDATED BALANCE SHEETS
                                                          (in thousands)

                                                                              September 30,         December 31,
                                                                                   1997                 1996
-------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
Assets
   Current assets
     Cash                                                                  $         2,048      $       185,938
     Accounts receivable
       Customers and other, net of allowance for doubtful accounts of
         $4,873 and $5,370                                                         151,352              125,384
       Interexchange carriers                                                       53,570               59,432
       Affiliated companies                                                         16,338               12,907
     Inventories                                                                    24,965               26,879
     Prepaid expenses and other                                                      7,067                8,171
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                          255,340              418,711

   Property, plant and equipment                                                 3,573,070            3,411,797
     Less accumulated depreciation                                               1,996,049            1,879,235
-------------------------------------------------------------------------------------------------------------------
                                                                                 1,577,021            1,532,562

   Deferred charges and other assets                                                58,000               49,411
-------------------------------------------------------------------------------------------------------------------

                                                                           $     1,890,361      $     2,000,684
                                                                         ------------------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements


                                                                                                            PART I.
                                                                                                            Item 1.


                                                    SPRINT-FLORIDA, INCORPORATED
                                                    CONSOLIDATED BALANCE SHEETS
                                               (in thousands, except per share data)

                                                                              September 30,         December 31,
                                                                                   1997                 1996
-------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)

Liabilities and shareholder's equity
   Current liabilities
     Outstanding checks in excess of cash balances                         $        14,116      $         13,317
     Advances from parent company                                                  167,534               134,900
     Current maturities of long-term debt                                              513                 1,916
     Accounts payable
       Vendors and other                                                            34,912                23,746
       Interexchange carriers                                                       30,080                32,017
       Affiliated companies                                                         24,946               202,425
     Accrued taxes                                                                  26,589                15,178
     Advance billings and customer deposits                                         31,178                28,802
     Other                                                                          53,645                52,241
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                     383,513               504,542

   Long-term debt                                                                  454,947               455,108

   Deferred credits and other liabilities
     Deferred income taxes and investment tax credits                              149,091               152,184
     Postretirement and other benefit obligations                                   80,894                71,822
     Other                                                                           9,308                15,990
-------------------------------------------------------------------------------------------------------------------
                                                                                   239,293               239,996

   Shareholder's equity
     Common stock, par value $2.50 per share, authorized - 16,000
       shares, issued and outstanding - 6,500 shares                                16,250                16,250
     Capital in excess of par value                                                229,298               229,298
     Retained earnings                                                             567,060               555,490
-------------------------------------------------------------------------------------------------------------------
                                                                                   812,608               801,038
-------------------------------------------------------------------------------------------------------------------

                                                                           $     1,890,361      $      2,000,684
                                                                         ------------------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements




                                                                                                            PART I.
                                                                                                            Item 1.


                                                    SPRINT-FLORIDA, INCORPORATED
                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                          (in thousands)

                                                       Quarter Ended                      Year to Date
                                                       September 30,                      September 30,
                                             ---------------------------------------------------------------------
                                                     1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------

Net operating revenues
   Local service                              $    139,721     $     126,887     $    411,267     $     373,824
   Network access                                  115,875           116,143          370,632           353,326
   Toll service                                      9,588            18,642           32,154            61,062
   Telecommunications equipment                     19,158            15,591           45,358            37,375
   Other                                            19,144            28,138           78,720            90,217
------------------------------------------------------------------------------------------------------------------
Total net operating revenues                       303,486           305,401          938,131           915,804
------------------------------------------------------------------------------------------------------------------

Operating expenses
   Plant operations                                 82,322            78,555          232,825           231,003
   Depreciation and amortization                    61,568            58,082          183,221           176,954
   Customer operations                              43,914            41,225          128,813           123,561
   Corporate operations                             26,452            27,696           76,626            82,822
   Cost of telecommunications equipment
                                                    13,879            11,590           32,025            26,560
   Other                                            11,391             7,426           27,839            22,969
------------------------------------------------------------------------------------------------------------------
Total operating expenses                           239,526           224,574          681,349           663,869
------------------------------------------------------------------------------------------------------------------

Operating income                                    63,960            80,827          256,782           251,935

Interest expense                                   (11,154)          (11,489)         (32,201)          (34,184)
Other expense, net                                    (260)             (431)            (684)             (791)
------------------------------------------------------------------------------------------------------------------

Income before income taxes                          52,546            68,907          223,897           216,960
Income taxes                                       (19,603)          (26,237)         (85,252)          (82,275)
------------------------------------------------------------------------------------------------------------------

Net income                                    $     32,943     $      42,670     $    138,645     $     134,685
------------------------------------------------------------------------------------------------------------------

                                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)
                                                         (in thousands)

                                                                                          Year to Date
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                        1997             1996
------------------------------------------------------------------------------------------------------------------

Retained earnings at beginning of period                                        $       555,490   $     492,766

Net Income                                                                              138,645         134,685
------------------------------------------------------------------------------------------------------------------
                                                                                        694,135         627,451

Dividends declared                                                                     (127,075)        (86,000)
------------------------------------------------------------------------------------------------------------------

Retained earnings at end of period                                              $       567,060   $     541,451
------------------------------------------------------------------------------------------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements


                                                                                                            PART I.
                                                                                                            Item 1.


                                                    SPRINT-FLORIDA, INCORPORATED
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                           (in thousands)

                                                                                           Year to Date
                                                                                          September 30,
                                                                                -----------------------------------
                                                                                        1997             1996
-------------------------------------------------------------------------------------------------------------------

Operating activities
Net income                                                                        $     138,645    $     134,685
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                      183,221          176,954
     Deferred income taxes and investment tax credits                                      (218)           6,785
     Changes in assets and liabilities:
       Accounts receivable, net                                                         (23,537)         (14,108)
       Inventories and prepaid expenses                                                   2,505            1,447
       Accounts payable, accrued expenses and other current liabilities                  22,740          (17,999)
       Other assets and liabilities, net                                                 (5,833)           9,518
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               317,523          297,282
-------------------------------------------------------------------------------------------------------------------

Investing activities
Capital expenditures                                                                   (223,962)        (224,350)
Other, net                                                                               (6,446)          (1,839)
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                  (230,408)        (226,189)
-------------------------------------------------------------------------------------------------------------------

Financing activities
Increase in advances from parent company                                                 32,634           43,879
Repurchase of accounts receivable                                                      (175,000)             -
Payments on long-term debt                                                               (1,564)         (29,691)
Dividends paid                                                                         (127,075)         (86,000)
-------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                  (271,005)         (71,812)
-------------------------------------------------------------------------------------------------------------------

Decrease in cash                                                                       (183,890)            (719)

Cash at beginning of period                                                             185,938           11,473
-------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                             $       2,048    $      10,754
                                                                                -----------------------------------


Supplemental cash flow information
Cash paid for interest (excluding amounts capitalized)                            $      36,640    $      40,181
                                                                                -----------------------------------
Cash paid for income taxes                                                        $      97,576    $      81,818
                                                                                -----------------------------------

                       See accompanying Condensed Notes to Consolidated Financial Statements

                                                                         PART I.
                                                                         Item 1.


                          SPRINT-FLORIDA, INCORPORATED
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          September 30, 1997 and 1996

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

1.  Basis of Consolidation

The consolidated financial statements include the accounts of Sprint-Florida, Incorporated and its wholly-owned subsidiaries (Sprint-Florida). All significant intercompany transactions have been eliminated. Sprint-Florida is, indirectly, a wholly-owned subsidiary of Sprint Corporation; as a result, earnings per share information is not required.

The consolidated financial statements are prepared according to GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

In December 1996, Central Telephone Company of Florida, which was, indirectly, a wholly-owned subsidiary of Sprint, merged into Sprint-Florida. Certain prior year amounts have been restated to reflect the new reporting entity. As a result, net income increased $7 and $21 million for the 1996 third quarter and year-to-date periods, respectively.

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

                                                                         PART I.
                                                                         Item 2.

                         SPRINT-FLORIDA, INCORPORATED
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


General

Sprint-Florida, Incorporated and its wholly-owned subsidiaries (Sprint-Florida) includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly-available material. Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

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

In December 1996 Central Telephone Company of Florida, which was, indirectly, a wholly-owned subsidiary of Sprint Corporation (Sprint), merged into
Sprint-Florida. As a result, prior period financial information has been restated to reflect the new reporting entity.

Regulatory Developments

In accordance with the Telecom Act, the FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some local exchange carriers (LECs) and state public utility commissions (PUCs) appealed these rules to the U.S. Court of Appeals, which prevented most of the pricing rules from taking effect, pending a full review by the court.

In July 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the PUCs. The court also struck down certain other FCC rules on jurisdictional or substantive grounds. The court's decision adds to the uncertainty, delay and complexity surrounding local competition. The FCC plans to appeal the decision to the U.S. Supreme Court.

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

  - certain monthly flat-rate charges paid by some local telephone customers will increase beginning in 1998;

  - certain per-minute access charges paid by long distance companies were converted to flat monthly charges based on pre-subscribed lines; and

  - a basis has been established for replacing implicit access subsidies with an explicit interstate universal service fund beginning in 1999.


A number of LECs, long distance companies and others have appealed some or all of the FCC's orders. The effective date of the orders has not been delayed, but the appeals are expected to take a year or more to conclude. The impact of these FCC decisions on Sprint-Florida is difficult to determine, but is not expected to be material.

Results of Operations

Year-to-date net operating revenues for 1997 increased 2% compared with the same period a year ago. This increase was mainly due to increased local service and network access revenues, partly offset by decreases in toll service and other revenues.

Local service revenues, derived from local exchange services, increased 10% for the 1997 year-to-date period compared with the same 1996 period. This increase was mainly due to access line growth of 6.3% during the last 12 months and extended local area calling plans. The increase also reflects increased demand for custom calling features, such as Caller ID, call waiting and call forwarding, and increased revenues from residential and business wire maintenance.

Network access revenues are derived from interexchange long distance carriers' use of the local network to complete calls. These revenues increased 5% for the 1997 year-to-date period compared with the same 1996 period. The increase was mainly due to a 9% increase in interstate and intrastate calling volumes, partly offset by FCC-mandated access rate reductions effective July 1997 - see "Regulatory Developments" for further discussion.

Toll service revenues are mainly derived from providing long distance services within specified geographical areas. Year-to-date toll service revenues for 1997 decreased 47% compared with the same period a year ago. The decrease was mainly due to reduced revenues from reselling interexchange long distance services, which were phased out through early 1997, and extended local area calling plans.

Year-to-date other revenues decreased 13% in 1997 compared with the same period a year ago. This decrease was mainly due to a change in transfer pricing for certain transactions between Sprint-Florida and Sprint's directory publishing division beginning in July 1997 to more accurately reflect market pricing.

                                                                        PART II.
                                                               Other Information



Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended September 30, 1997.


Item 2.  Changes in Securities

         Omitted under the provisions of General Instruction H


Item 3.  Defaults Upon Senior Securities

         Omitted under the provisions of General Instruction H


Item 4.  Submission of Matters to a Vote of Security Holders

         Omitted under the provisions of General Instruction H


Item 5.  Other Information

         There were no reportable events during the quarter ended September 30, 1997.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report:

              (27)   Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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






                                         SPRINT-FLORIDA, INCORPORATED
                                                 (Registrant)


                                      By /s/ John I. Lehman
                                         John I. Lehman
                                         Controller & Chief Accounting Officer



                                      By /s/ Douglas B. Lynn
                                         Douglas B. Lynn
                                         Assistant Vice President



Date:    November 10, 1997

                                                   EXHIBIT INDEX



EXHIBIT
NUMBER

   (27)    Financial Data Schedule