Form 10-K
period 1997-12-31
SPRINT FLORIDA INC
filed 1998-03-23
CIK 37664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended            December 31, 1997
                          -----------------------------------------

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from           to

Commission file number                 0-1244

                          SPRINT-FLORIDA, INCORPORATED
             (Exact name of registrant as specified in its charter)

Florida                                                    59-0248365
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)

P.O. Box 165000, Altamonte Springs, FL                      32716-5000
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (407) 889-6010
                                                   --------------------------

Securities registered pursuant to Section 12(b) and 12 (g) of the Act:  None

Securities subject to Section 15(d) of the Act:

                               Title of each class
                               First Mortgage Bonds
6 1/4% due May 15, 2003                              9.89% due February 1, 2021
7 1/4% due December 15, 2004                         7 1/8% due July 15, 2023
6 7/8% due July 15, 2013                             8 3/8% due January 15, 2025

The registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no common stock held by non-affiliates.

There were 6,500,000 common shares outstanding at December 31, 1997, and at the date of filing of this report.

                      SPRINT-FLORIDA, INCORPORATED

                  SECURITIES AND EXCHANGE COMMISSION
                       ANNUAL REPORT ON FORM 10-K

Part I

Item 1.  Business

Sprint-Florida, Incorporated (Sprint-Florida) is, indirectly, a wholly-owned subsidiary of Sprint Corporation. In December 1996, Sprint-Florida changed its name from United Telephone Company of Florida to Sprint-Florida, Incorporated.

At year-end 1996, Sprint Corporation contributed Sprint-Florida's capital stock to Centel Corporation (Centel), a wholly-owned Sprint Corporation subsidiary. Centel contributed the capital stock to Central Telephone Company (CTC), a wholly-owned subsidiary of Centel. Immediately following this contribution, Central Telephone Company of Florida, a wholly-owned subsidiary of CTC, merged into Sprint-Florida.

Sprint-Florida provides local exchange telecommunications services in 36 counties in north, central and southwest Florida. These services include access by telephone customers and other carriers to Sprint-Florida's local exchange facilities, sales of telecommunications equipment, and long distance services within specified geographical areas, or local access transport areas (LATAs).

Sprint-Florida is subject to the jurisdiction of the Federal Communications Commission (FCC) and the Florida Public Service Commission (FPSC).

The following table reflects major revenue categories as a percentage of Sprint-Florida's total net operating revenues:

                                                                    1997              1996             1995
-------------------------------------------------------------- ---------------- ----------------- ----------------

Local service                                                        44.7%            41.6%             40.6%
Network access                                                       39.9             38.8              38.4
Toll service                                                          3.3              6.4               7.8
Other                                                                12.1             13.2              13.2
-------------------------------------------------------------- ---------------- ----------------- ----------------

                                                                    100.0%           100.0%            100.0%
                                                               ---------------- ----------------- ----------------

The following table summarizes access lines in service at the end of each of the last three years:

                                                                    1997              1996             1995
-------------------------------------------------------------- ---------------- ----------------- ----------------
                                                                                (in thousands)
Access lines
    Residential                                                        1,355            1,286             1,227
    Business                                                             576              527               484
-------------------------------------------------------------- ---------------- ----------------- ----------------
Total                                                                  1,931            1,813             1,711
                                                               ---------------- ----------------- ----------------
Growth rates                                                            6.6%             5.9%
                                                               ---------------- -----------------


AT&T is Sprint-Florida's largest customer for network access services. In 1997 and 1996, 16% of Sprint-Florida's net operating revenues was derived from services (mainly network access services) provided to AT&T, compared with 19% in 1995. While AT&T is a significant customer, Sprint-Florida does not believe revenues are dependent on AT&T, as customers' demand for interLATA long distance telephone service is not tied to any one long distance carrier.

Sprint-Florida had approximately 5,300 employees at year-end 1997, of which 48% were represented by either the Communications Workers of America or the International Brotherhood of Electrical Workers for collective bargaining purposes.

In 1987, Sprint-Florida formed United Telephone Long Distance, Inc. (UTLD). UTLD resold interexchange long distance services from exchanges within Sprint-Florida's service area. Through early 1997, Sprint-Florida phased out these reseller services.

In July, 1995, telecommunications reform legislation became law in Florida. This legislation allowed competition in the local telephone marketplace beginning in 1996, while replacing rate of return regulation with price regulation.

The extent and ultimate impact of competition will continue to depend, to a considerable degree, on FCC and state regulatory actions, court decisions and possible federal and state legislation. Federal legislation designed to stimulate competition was passed and signed into law in February 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of this law.

Sprint-Florida's  environmental  compliance  and  remediation  expenditures  are mainly related to the operation of standby power generators for its telecommunications equipment. The expenditures arise in connection with standards compliance, permits, or occasional remediation, which may be related to generators, batteries or fuel storage. Sprint-Florida's expenditures relating to environmental compliance and remediation have not been material to its financial statements or its operations and are not expected to have any future material effects.

Item 2.  Properties

Sprint-Florida's properties consist mainly of land, structures, facilities and equipment. Substantially all of the telephone property, plant and equipment is subject to the liens of the indentures securing Sprint-Florida's first mortgage debt.

The following table summarizes Sprint-Florida's major telephone assets as a percentage of total property, plant and equipment at year-end, 1997:

Property, plant and equipment
    Cable and wire facilities       47.4%
    Central office equipment        39.4
    General support assets           9.0
    Other                            4.2
-----------------------------------------
                                   100.0%
-----------------------------------------


Item 3.  Legal Proceedings

No material legal proceedings are pending against Sprint-Florida or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

Omitted under the provisions of General Instruction I.

Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Sprint-Florida's common stock is owned by CTC; consequently, it is not publicly traded.

Item 6.  Selected Financial Data

Omitted under the provisions of General Instruction I.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Sprint-Florida, Incorporated, with its wholly-owned subsidiaries, (Sprint-Florida) includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

        - the  effects  of  vigorous   competition  in  the  markets  in  which
           Sprint-Florida  operates;
        - the impact of any unusual items resulting from ongoing evaluations of Sprint-Florida's business strategies;
        - requirements imposed on Sprint-Florida and latitude allowed its competitors by the Federal Communications Commission (FCC) or the Florida Public Service Commission under the Telecommunications Act of 1996 (Telecom Act);
        - unexpected results of litigation filed against Sprint-Florida; and
        - the possibility of one or more of the markets in which Sprint-Florida competes being impacted by changes in political, economic or other factors such as legal and regulatory changes or other external factors over which Sprint-Florida has no control.

In December 1996, Central Telephone Company of Florida, which was a wholly-owned subsidiary of Central Telephone Company, merged into Sprint-Florida. As a result, prior period financial information has been restated to reflect the new reporting entity.

Regulatory Developments

The Telecom Act, which was signed into law in February 1996, was designed to promote competition in all aspects of telecommunications. It eliminated legal and regulatory barriers to entry into local telephone markets. It also required incumbent local exchange carriers (LECs), among other things, to allow local resale at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements and allow collocation of interconnection equipment by competitors. The Telecom Act also allows Bell Operating Companies to provide in-region long distance service once they obtain state certification of compliance with a competitive "checklist," have a facilities-based competitor, and obtain an FCC ruling that the provision of in-region long distance service is in the public interest. The Telecom Act's impact on Sprint-Florida remains unclear because the rules for competition are still being decided by regulators and the courts. Local competition is expected to eventually result in some loss of Sprint-Florida's market share.

In accordance with the Telecom Act, the FCC adopted detailed rules in 1996 to govern interconnection to incumbent local networks by new market entrants. Some LECs and state public utility commissions appealed these rules to the U.S. Court of Appeals, which prevented most of the pricing rules from taking effect, pending a full review by the court.

In 1997, the court struck down the FCC's pricing rules. It ruled that the Telecom Act left jurisdiction over pricing matters to the states. The court also struck down certain other FCC rules on jurisdictional or substantive grounds. The U.S. Supreme Court has agreed to review the appeals court decision.

In 1997, the FCC issued important decisions on the structure and level of access charges and universal service. These decisions will impact the industry in several ways, including the following:

        - An additional subsidy was created to support telecommunications services for schools, libraries and rural health care providers. All carriers providing telecommunications services will be required to fund this program, which is capped at $2.7 billion per year. However, LECs can pass their portion of these costs on to long distance carriers.

        - Per-minute interstate access rates charged by LECs will decline over time to become cost-based, beginning in July 1997.

        - Certain monthly flat-rate charges paid by some local telephone customers will increase beginning in 1998.

        - Certain per-minute access charges paid by long distance companies were converted to flat monthly charges based on pre-subscribed lines.

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

Results of Operations

------------------------------------------------------------------------------- --- ------------- -- -------------
Years ended December 31,                                                                1997             1996
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                           (in thousands)
Net Operating Revenues
    Local service                                                               $       555,271   $      504,367
    Network access                                                                      494,865          470,576
    Toll service                                                                         41,527           78,031
    Other                                                                               149,664          159,724
------------------------------------------------------------------------------- --- ------------- -- -------------
Net operating revenues                                                                1,241,327        1,212,698
------------------------------------------------------------------------------- --- ------------- -- -------------

Operating Expenses
    Costs of services and products                                                      424,341          401,164
    Selling, general and administrative                                                 238,697          242,647
    Depreciation and amortization                                                       245,839          235,531
------------------------------------------------------------------------------- --- ------------- -- -------------
Total operating expenses                                                                908,877          879,342
------------------------------------------------------------------------------- --- ------------- -- -------------

Operating Income                                                                $       332,450   $      333,356
                                                                                --- ------------- -- -------------


Net Operating Revenues

Net operating revenues increased 2% in 1997 mainly because of customer access line growth of 6.6%.

Local service revenues, derived from providing local exchange services, increased 10% in 1997. This increase is mainly due to the access line growth, which reflects strong economic growth in the service areas and increases in second-line service for existing business and residential customers to meet their lifestyle and data access needs. Local service revenues also increased because of extended area calling plans and increased demand for advanced intelligent network services, such as Caller ID and Call Waiting. In addition, revenues increased due to increased wire maintenance agreements.

Network access service revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased 5% in 1997. This increase is mainly due to a 9% increase in minutes of use. The 1997 revenue growth was partly offset by FCC-mandated access rate reductions effective in July 1997 -- see "Regulatory Developments" for more information.

Toll service revenues are mainly derived from providing long distance services within specified geographical areas, or local access transport areas (LATAs). These revenues decreased 47% in 1997, mainly because reseller interexchange long distance services were phased out through early 1997, and extended local area calling plans. This decline was partly offset by the related increase in local service and network access revenues.

Other revenues are derived from telecommunications equipment sales, directory sales and listing services, and billing and collection services. Other revenues decreased 6% in 1997 mainly because of a change in transfer pricing for certain transactions between Sprint-Florida and Sprint Corporation's directory publishing division beginning in July 1997 to more accurately reflect market pricing. Partly offsetting the decrease was an increase in revenues from sales of telephone equipment.

Operating Expenses

Costs of services and products increased 6% in 1997 mainly because of customer access line growth and increased equipment sales. Cost of services and products were 34.2% of net operating revenues in 1997 and 33.1% in 1996.

Selling, general and administrative expense decreased 2% in 1997 from savings related to the restructuring of the finance function and general cost control measures.

Depreciation increased 4% in 1997 mainly because of plant additions.

Extraordinary Items

Sprint-Florida incurred after-tax extraordinary charges of $253,000 related to the early extinguishment of debt in 1996.

Year 2000 Issue

The "Year 2000" issue affects installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system failures.

Sprint Corporation, with its subsidiaries, (Sprint) started a program in 1996 to identify and address the Year 2000 issue. It is taking an inventory of its network and computer systems and is creating and implementing plans to make them Year 2000 compliant. Sprint is using both internal and external sources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The total cost of modifications and conversions is not known at this time; however, it is not expected to be material to Sprint-Florida's financial position, results of operations or cash flows and is being expensed as incurred.

The Year 2000 issue may also affect the systems and applications of Sprint's customers, vendors or resellers. Sprint is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are, or will be, Year 2000 compliant.

If compliance is not achieved in a timely manner, the Year 2000 issue could have a material effect on Sprint's operations. However, Sprint is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. As a result, Sprint management does not believe its operations, or the operations of its subsidiaries, will be materially adversely affected.

Impact of Recently Issued Accounting Pronouncement

See Note 10 of Notes to Consolidated Financial Statements for a discussion of a recently issued accounting pronouncement.

Item 8.  Financial Statements and Supplementary Data Index

                                                                                     Page Reference
                                                                               ------------------------

Report of Independent Auditors                                                              9

Consolidated Statements of Income and Retained Earnings for each of the three
   years ended December 31, 1997                                                           10

Consolidated Balance Sheets at December 31, 1997 and 1996                                  11

Consolidated Statements of Cash Flows for each of the three years ended December
   31, 1997                                                                                12

Notes to Consolidated Financial Statements                                                 13

Schedule II - Consolidated Valuation and Qualifying Accounts for each of the three
   years ended December 31, 1997                                                           25


REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sprint-Florida, Incorporated

We have audited the accompanying consolidated balance sheets of Sprint-Florida, Incorporated (Sprint-Florida), a wholly-owned subsidiary of Sprint Corporation, as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Financial Statements and Supplementary Data Index. These financial statements and the schedule are the responsibility of Sprint-Florida's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprint-Florida at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, a change in reporting entity occurred during 1996. The consolidated financial statements as of and for the year ended December 31, 1995 have been restated to reflect this change.

As discussed in Note 8 to the consolidated financial statements, Sprint-Florida discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1995.



                                                               ERNST & YOUNG LLP

Kansas City, Missouri
January 21, 1998


CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS                              Sprint-Florida, Incorporated

---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------
Years Ended December 31,                                        1997               1996                 1995
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------
                                                                              (in thousands)
Net Operating Revenues                               $     1,241,327      $     1,212,698      $     1,120,968

Operating Expenses
    Costs of services and products                           424,341              401,164              399,905
    Selling, general and administrative                      238,697              242,647              231,402
    Depreciation                                             245,839              235,531              228,562
    Restructuring costs                                           --                   --               15,379
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------
    Total operating expenses                                 908,877              879,342              875,248
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------

Operating Income                                             332,450              333,356              245,720

Interest expense                                             (43,096)             (45,210)             (47,464)
Other expense, net                                              (453)              (1,011)              (1,198)
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------

Income before income taxes and extraordinary items           288,901              287,135              197,058

Income taxes                                                (110,118)            (109,659)             (73,126)
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------

Income before extraordinary items                            178,783              177,476              123,932
Extraordinary items, net                                          --                 (253)            (138,595)
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------

Net Income (Loss)                                            178,783              177,223              (14,663)

Retained Earnings at Beginning of Year                       555,490              492,766              611,804

    Dividends declared                                      (169,000)            (114,499)            (104,375)
---------------------------------------------------- -- ----------------- -- ----------------- -- -----------------

Retained Earnings at End of Year                     $       565,273      $       555,490      $       492,766
                                                     -- ----------------- -- ----------------- -- -----------------


























See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS                                              Sprint-Florida, Incorporated

----------------------------------------------------------------- --- ------------------- --- ------------------
December 31,                                                                 1997                   1996
----------------------------------------------------------------- --- ------------------- --- ------------------
                                                                       (in thousands, except per share data)
Assets
    Current assets
      Cash                                                        $          25,470       $         185,938
       Accounts receivable
          Customers and other, net of allowance of $5,515 and
          $5,370                                                            150,047                 125,384
          Interexchange carriers                                             58,074                  59,432
          Affiliated companies                                               10,041                  12,907
      Inventories                                                            25,114                  26,879
      Other                                                                   7,072                   8,171
----------------------------------------------------------------- --- ------------------- --- ------------------
      Total current assets                                                  275,818                 418,711
----------------------------------------------------------------- --- ------------------- --- ------------------

     Property, plant and equipment                                        3,632,432               3,411,797
     Less accumulated depreciation                                        2,028,184               1,879,235
----------------------------------------------------------------- --- ------------------- --- ------------------
      Net property, plant and equipment                                   1,604,248               1,532,562
----------------------------------------------------------------- --- ------------------- --- ------------------

     Deferred charges and other assets                                       59,203                  49,411
----------------------------------------------------------------- --- ------------------- --- ------------------
     Total                                                        $       1,939,269       $       2,000,684
                                                                  --- ------------------- --- ------------------

Liabilities and Shareholder's Equity
    Current liabilities
      Outstanding checks in excess of cash balances               $          10,801      $           13,317
      Advances from parent                                                   38,999                 134,900
      Current maturities of long-term debt                                      304                   1,916
      Accounts payable
          Vendors and other                                                  43,687                  23,746
          Interexchange carriers                                             26,663                  32,017
          Affiliated companies                                              220,354                 202,425
      Advance billings and customer deposits                                 32,677                  28,802
      Other                                                                  55,248                  67,419
----------------------------------------------------------------- --- ------------------ ---- ------------------
      Total current liabilities                                             428,733                 504,542

----------------------------------------------------------------- --- ------------------ ---- ------------------
     Long-term debt                                                         455,011                 455,108
----------------------------------------------------------------- --- ------------------ ---- ------------------

     Deferred credits and other liabilities
       Deferred income taxes and investment tax credits                     152,120                 152,184
       Postretirement and other benefit obligations                          83,332                  71,822
       Other                                                                  9,252                  15,990
----------------------------------------------------------------- --- ------------------ ---- ------------------
       Total deferred credits and other liabilities                         244,704                 239,996
----------------------------------------------------------------- --- ------------------ ---- ------------------

     Shareholder's equity
       Common stock, par value $2.50 per share, 16,000 shares
       authorized, 6,500 shares issued and outstanding                       16,250                  16,250
       Capital in excess of par value                                       229,298                 229,298
       Retained earnings                                                    565,273                 555,490
----------------------------------------------------------------- --- ------------------ ---- ------------------
       Total shareholder's equity                                           810,821                 801,038
----------------------------------------------------------------- --- ------------------ ---- ------------------
     Total                                                        $       1,939,269      $        2,000,684
                                                                  --- ------------------ ---- ------------------









See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS                                                    Sprint-Florida, Incorporated

----------------------------------------------------------------- ----------------- ---------------- -----------------
Years Ended December 31,                                                1997             1996              1995
----------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                                    (in thousands)
Operating Activities
Net income (loss)                                                  $     178,783    $     177,223     $     (14,663)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                        245,839          235,531           228,562
     Deferred income taxes and investment tax credits                      2,098            2,805           (15,985)
     Extraordinary losses, net                                                --              253           138,595
     Changes in operating assets and liabilities
       Receivables, net                                                  (20,439)         (14,851)           (9,587)
       Inventories and other current assets                                3,052              741             4,083
       Accounts payable, accrued expenses and other current
        liabilities                                                        6,704          (28,962)           (9,074)
        Other assets and liabilities, net                                 (7,370)           3,799            24,094
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash provided by operating activities                                408,667          376,539           346,025
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Investing Activities
Capital expenditures                                                    (316,253)        (279,032)         (227,190)
Other, net                                                                (1,272)             801             3,294
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash used by investing activities                                   (317,525)        (278,231)         (223,896)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Financing Activities
Proceeds from long-term debt                                                  --               --            68,576
Payments on long-term debt                                                (1,709)         (67,547)           (7,165)
Increase (decrease) in advances from parent                              (95,901)          83,461           (79,827)
Dividends paid                                                          (169,000)        (114,499)         (104,375)
Sale of receivables, net                                                  15,000          175,000                --
Other, net                                                                    --             (258)           (2,305)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------
Net cash provided (used) by financing activities                        (251,610)          76,157          (125,096)
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Increase (Decrease) in Cash and Equivalents                             (160,468)         174,465            (2,967)
Cash and Equivalents at Beginning of Year                                185,938           11,473            14,440
----------------------------------------------------------------- --- ------------- -- ------------- --- -------------

Cash and Equivalents at End of Year                                $      25,470    $     185,938     $      11,473
                                                                  --- ------------- -- ------------- --- -------------


Supplemental Cash Flow Information
  Cash paid for interest, net of amounts capitalized               $      43,471    $      46,832     $      50,607
  Cash paid for income taxes                                       $     119,352    $      99,918     $      91,217


















See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         Sprint-Florida, Incorporated

1.   Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Sprint-Florida, Incorporated and its wholly-owned subsidiary, United Telephone Long Distance, Inc. (Sprint-Florida). All significant intercompany transactions have been eliminated. Sprint-Florida is a wholly-owned subsidiary of Central Telephone
Company (CTC), which is, indirectly, a wholly-owned subsidiary of Sprint Corporation; accordingly, earnings per share information has been omitted.

The consolidated financial statements are prepared according to generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no effect on the results of operations or shareholder's equity as previously reported.

At year-end 1995, Sprint-Florida adopted accounting principles for a competitive marketplace and discontinued accounting for the economic effects of regulation under Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (see Note 8).

Operations

Sprint-Florida provides local exchange services, access by telephone customers and other carriers to local exchange facilities, sales of telecommunications equipment and long distance services within specified geographical areas in Florida.

Revenue Recognition

Sprint-Florida recognizes operating revenues as services are rendered or as products are delivered to customers. Operating revenues are recorded net of an estimate for uncollectible accounts.

Cash and Equivalents

Sprint-Florida uses controlled disbursement banking arrangements as part of its cash management program. Outstanding checks in excess of cash balances are reflected as a current liability on the consolidated balance sheets. Sprint-Florida had sufficient funds available to fund these outstanding checks when they were presented for payment.

Inventories

Inventories consist of materials and supplies (stated at average cost) and equipment held for resale (stated at the lower of average cost or market).

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Generally, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. Repairs and maintenance costs are expensed as incurred.

Depreciation

The cost of property, plant and equipment is generally depreciated on a straight-line basis over estimated economic useful lives. Prior to the discontinued use of SFAS 71 at year-end 1995, the cost of property, plant and equipment had been generally depreciated on a straight-line basis over the lives prescribed by regulatory commissions.

Income Taxes

Sprint-Florida's operations are included in the consolidated federal income tax return of Sprint Corporation and its subsidiaries (Sprint). Federal income tax is calculated by Sprint-Florida on the basis of its filing a separate return.

Investment tax credits (ITC) related to regulated telephone property, plant and equipment have been deferred and are being amortized over the estimated useful lives of the related assets.

2.   Change in Reporting Entity

During 1996, Central Telephone Company of Florida merged into Sprint-Florida. Due to this change in entity, the Sprint-Florida's 1995 financial statements were restated to present the financial information for the new reporting entity. This change increased income before extraordinary items by $19 million and decreased 1995 net income by $11 million.

3.   Employee Benefit Plans

Defined Benefit Pension Plan

Substantially all Sprint-Florida employees are covered by a noncontributory defined benefit pension plan sponsored by Sprint. Benefits for plan participants represented by collective bargaining units are based on negotiated schedules of defined amounts. For participants not covered by collective bargaining agreements, the plan provides pension benefits based on years of service and participants' compensation.

Sprint-Florida's policy is to make annual plan contributions equal to an actuarially determined amount consistent with applicable federal tax regulations. The funding objective is to accumulate funds at a relatively stable rate over the participants' working lives so benefits are fully funded at retirement. At year-end 1997, the plan's assets consisted mainly of investments in corporate equity securities and U.S. government and corporate debt securities.

Pension costs or credits are determined for each Sprint subsidiary based on a calculation of service costs and projected benefit obligations, and an appropriate allocation of unrecognized prior service costs, transition asset and plan assets. Net periodic pension credits recorded by Sprint-Florida were $3 million in 1997 and 1996, and $4 million in 1995.

Defined Contribution Plans

Sprint sponsors defined contribution employee savings plans covering substantially all Sprint-Florida employees. Participants may contribute portions of their pay to the plans. For employees represented by collective bargaining units, Sprint-Florida matches contributions based on negotiated amounts. Sprint-Florida also matches contributions of employees not covered by collective bargaining agreements. For those participants, their contributions are matched in Sprint Corporation common stock. The matching is equal to 50% of participants' contributions up to 6% of their pay. In addition, Sprint may, at the discretion of its Board of Directors, provide matching contributions based on the performance of Sprint Corporation common stock compared to other telecommunications companies' stock. Sprint-Florida's matching contributions were $6 million in 1997, 1996 and 1995.

Postretirement Benefits

Sprint provides postretirement benefits (principally medical benefits) to substantially all employees. Employees retiring before certain dates are eligible for benefits at no cost, or at a reduced cost. Employees retiring after certain dates are eligible for benefits on a shared-cost basis. Sprint-Florida funds the accrued costs as benefits are paid.

Net postretirement benefit costs are determined for each Sprint subsidiary based on a calculation of service costs and accumulated postretirement benefit obligations and an appropriate allocation of unrecognized prior service costs, unrecognized net gains and transition obligation. Sprint-Florida recorded net postretirement benefit costs of $15 million in 1997, $16 million in 1996 and $17 million in 1995.

4.   Income Taxes

Income tax expense on income before extraordinary items consisted of the following:

                                                                      1997              1996             1995
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (in thousands)
Current income tax expense
    Federal                                                    $      92,593    $     92,290      $    76,544
    State                                                             15,427          14,564           12,567
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Total current                                                        108,020         106,854           89,111
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Deferred income tax expense (benefit)
    Federal                                                            4,044           4,744          (10,217)
    State                                                                661           1,477           (1,733)
Amortization of deferred ITC                                          (2,607)         (3,416)          (4,035)
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Total deferred                                                         2,098           2,805          (15,985)
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Total income tax expense                                       $     110,118    $    109,659     $     73,126
                                                               -- ------------- --- ------------- -- -------------


The differences that cause the effective income tax rate to vary from the statutory rate of 35% were as follows:

                                                                      1997              1996             1995
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
                                                                                 (in thousands)
Income tax expense at the statutory rate                       $     101,115    $      100,497    $      68,970
Less ITC included in income                                            2,607             3,416            4,035
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Expected federal income tax expense after ITC                         98,508            97,081           64,935
Effect of
   State income tax, net of federal income tax effect                 10,457            10,427            7,042
   Other, net                                                          1,153             2,151            1,149
-------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Income tax expense, including ITC                              $     110,118    $      109,659    $      73,126
                                                               -- ------------- --- ------------- -- -------------

Effective income tax rate                                              38.1%            38.2%            37.1%
                                                               -- ------------- --- ------------- -- -------------

In 1996, Sprint-Florida redeemed outstanding debt, prior to maturity, resulting in an after-tax extraordinary loss of $253,000, net of income tax benefits of $159,000 (see Note 5). At year-end 1995, Sprint-Florida adopted accounting principles for a competitive marketplace and discontinued applying SFAS 71 to its financial statements. This resulted in an after-tax, noncash extraordinary charge of $139 million, net of income tax benefits of $107 million (see Note 8).

Sprint-Florida recognizes deferred income taxes for the temporary differences between the carrying amounts of it's assets and liabilities for financial statement purposes and their tax bases. The sources of the differences that give rise to the deferred income tax assets and liabilities at year-end 1997 and 1996, along with the income tax effect of each, were as follows:


                                                   1997 Deferred Income Tax           1996 Deferred Income Tax
                                                 ------------- -- ------------- --- ------------- -- -------------
                                                    Assets        Liabilities          Assets        Liabilities
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                                          (in thousands)
Property, plant and equipment                 $       --       $    170,111      $       --       $     167,139
Expense accruals                                    34,998             --               34,427            --
Prepaid pension costs                                 --             14,509              --            13,336
Other, net                                           7,239              --               6,031            --
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Total                                         $     42,237     $    184,620      $      40,458    $   180,475
                                             --- ------------- -- ------------- --- ------------- -- -------------


5.   Borrowings

Long-term Debt

Long-term debt at year-end was as follows:

                                                           Interest Rates               1997             1996
----------------------------------------------------- ------------------------- --- ------------- -- -------------
                                                                                         (in thousands)
First mortgage bonds, maturities
    2003 - 2007                                             6.3% - 7.3%         $     120,000     $     120,000
    2013 - 2017                                                 6.9%                   60,000            60,000
    2018 - 2022                                             9.3% - 9.9%               133,800           134,000
    2023 - 2027                                             7.1% - 8.4%               145,000           145,000
Other                                                         Various                     272             1,990
Unamortized debt discount                                                              (3,757)           (3,966)
----------------------------------------------------- ------------------------- --- ------------- -- -------------
                                                                                      455,315           457,024
Less current maturities                                                                   304             1,916
----------------------------------------------------- ------------------------- --- ------------- -- -------------
Long-term debt                                                                   $    455,011     $     455,108
                                                                                --- ------------- -- -------------


Long-term debt maturities, including sinking fund requirements, during each of the next five years are as follows:

------------------------------------------------------ -- ----------------------
                                                               (in thousands)
1998                                                         $          304
1999                                                                    200
2000                                                                    200
2001                                                                    200
2002                                                                    200
------------------------------------------------------ -- ----------------------


The first mortgage bonds and notes are secured by substantially all of Sprint-Florida's property, plant and equipment.

Under the most restrictive terms of Sprint-Florida's first mortgage bond indentures, retained earnings were not restricted from payment of dividends at year-end 1997.

Sprint-Florida's 1997 short-term financing was mainly provided by Sprint. The weighted average interest rates on short-term borrowings were 5.0% in 1997, 5.4% in 1996 and 6.0% in 1995.

Sprint-Florida was in compliance with all restrictive or financial covenants relating to its debt arrangements at year-end 1997.

During 1996, Sprint-Florida redeemed, prior to maturity, $12 million of its Central Telephone Company of Florida 9.37% Bonds, $37 million of its 6.68% Senior Notes and $16 million of its 6.03% Senior Notes. These early redemptions resulted in a $253,000 after-tax extraordinary loss.

6.   Commitments and Contingencies

Gross rental expense totaled $11 million in 1997, $12 million in 1996 and $13 million in 1995. Minimum rental commitments at year-end 1997 are as follows:

----------------------------------------------------------- --------------------
                                                               (in thousands)
1998                                                             $   4,542
1999                                                                 3,723
2000                                                                 2,338
2001                                                                 2,193
2002                                                                 2,210
Thereafter                                                           1,530
----------------------------------------------------------- --- ----------------


Various suits arising in the ordinary course of business are pending against Sprint-Florida. Management cannot predict the final outcome of these actions, but believes they will not result in a material effect on Sprint-Florida's financial statements.

7.   Related Party Transactions

Sprint-Florida's related party transactions were as follows:

                                            Affiliated
        Transaction Description               Company                1997              1996             1995
----------------------------------------- ---------------- --- ---------------- --- ------------- -- -------------
Sprint-Florida:                                                                  (in thousands)

Purchased telecommunications equipment,   North Supply      $  136,283 (1) (2)  $     74,774      $    69,999
construction and maintenance equipment    Company
and materials and supplies.
----------------------------------------- ---------------- --- ---------------- --- ------------- -- -------------
Reimbursed Sprint for data processing     Sprint               149,964               103,519           93,427
services, other data-related costs and
certain management costs.
----------------------------------------- ---------------- --- ---------------- --- ------------- -- -------------
Received fees for the right to publish    Sprint                28,959 (2)          68,076           64,473
telephone directories in                  Publishing &
Sprint-Florida's territory; and listing   Advertising
and billing and collection services.      and Centel
                                          Directory
                                          Company
----------------------------------------- ---------------- --- ---------------- --- ------------- -- -------------

(1) During 1997, Sprint centralized certain local division purchasing and warehousing functions at North Supply Company. This resulted in increased sales of telecommunications equipment and distribution.
(2) Beginning in July 1997, Sprint changed its transfer pricing for certain transactions between affiliates to more accurately reflect market pricing.
                                    19

8.   Adoption of Accounting Principles for a Competitive Marketplace

At year-end, 1995, Sprint-Florida determined that it no longer met the criteria necessary for the continued use of SFAS 71. As a result, 1995 operating results included a noncash, extraordinary charge of $139 million, net of income tax benefits of $107 million. The decision to discontinue using SFAS 71 was based on changes in the regulatory framework and the convergence of competition in the telecommunications industry.

The 1995 extraordinary charge recognized when Sprint-Florida discontinued using SFAS 71 consisted of the following:

                                                                                       Pretax         After-Tax
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                         (in thousands)
Increase in accumulated depreciation                                            $      254,238    $     156,166
Recognition of switch software asset                                                   (22,951)         (14,098)
Elimination of other net regulatory assets                                              14,379            8,862
                                                                                --- ------------ --- -------------
    Total                                                                       $      245,666          150,930
                                                                                --- ------------
Tax-related net regulatory liabilities                                                                   (7,316)
Accelerated ITC amortization                                                                             (5,019)
                                                                                                  -- -------------

Extraordinary charge                                                                              $     138,595
                                                                                                  -- -------------


9.   Additional Financial Information

Restructuring Costs

In 1995, Sprint-Florida recorded a $15 million restructuring charge, which reduced net income by $10 million. The restructuring plan included the planned elimination over several years of approximately 310 positions at Sprint-Florida, mainly in the network and finance functions. Through 1997, a majority of the positions have been eliminated resulting in termination benefit payments of $6 million.

Major Customer Information

Consolidated operating revenues from AT&T, resulting mainly from network access, billing and collection services and the lease of network facilities totaled $203 million in 1997, $197 million in 1996 and $209 million in 1995.

Sprint-Florida's customer and other accounts receivable are not subject to significant concentrations of credit risk due to the large number of customers in Sprint-Florida's customer base.

Financial Instruments

Sprint-Florida estimates the fair value of its financial instruments using available market information and appropriate valuation methodologies. As a result, the estimates do not necessarily represent the values Sprint-Florida could realize in a current market exchange. Although management is not aware of any factors that would affect the estimated fair value amounts presented at year-end 1997, those amounts have not been comprehensively revalued for financial statement purposes since that date. Therefore, fair value estimates after year-end 1997 may differ significantly from the amounts discussed below.

Sprint-Florida's financial instruments mainly consisted of long-term debt with carrying amounts of $455 and $457 million and estimated fair values of $491 and $479 million at year-end 1997 and 1996, respectively. The estimated fair value of Sprint-Florida's long-term debt was based on quoted market prices for publicly traded issues. The estimated fair value of all other issues was based on the present value of estimated future cash flows using a discount rate based on the risks involved. The carrying values of Sprint-Florida's other financial instruments (principally short-term borrowings) approximate fair value at year-end 1997 and 1996.

Sprint-Florida has not invested in derivative financial instruments.

Sales of Accounts Receivable

In January 1997 and 1998, Sprint-Florida repurchased $175 and $190 million of accounts receivable sold to United Telecommunications, Inc., an affiliated company, at year-end, 1996 and 1997, respectively. Accordingly, the transactions were treated as a borrowing in the Consolidated Balance Sheets.

Subsequent Events

In 1998, Sprint-Florida called, prior to the scheduled maturity, $115 million of its 9.25% Bonds. This resulted in a $4 million after-tax loss in 1998.

10.      Recently Issued Accounting Pronouncement

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements for pensions and postretirement benefits where practical. It also eliminates certain disclosures and requires certain additional information. Sprint-Florida will adopt SFAS 132 in its 1998 year-end financial statements. SFAS 132 is not expected to have a significant effect on Sprint-Florida's pension and postretirement benefit plan disclosures.

Parts II - IV

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) 1. The consolidated financial statements of Sprint-Florida filed as part of this report are listed in the Financial Statements and Supplementary Data Index.

        2. The consolidated financial statement schedule of Sprint-Florida filed as part of this report is listed in the Financial Statements and Supplementary Data Index.

        3. The following exhibits are filed as part of this report:

           EXHIBITS

           (3)   Articles of Incorporation and Bylaws:

                 (a) Articles of Incorporation as amended

                 (b) Bylaws as amended

           (4) Instruments defining the Rights of Security Holders:

                 (a) The rights of Sprint-Florida's  equity security holders are
                     defined  in  Articles  IV  and  VII  of  its   Articles  of
                     Incorporation. See Exhibit 3(a) above.

                 (b) Indenture  of  Mortgage  dated as of the 2nd day of January
                     1941, between Sprint-Florida (formerly United Telephone Company of Florida) and Sun First National Bank of Orlando, as Trustee, as supplemented by the First through Thirty-First Supplemental Indentures (filed as Exhibits 4J through 4U to Registration Statement No. 2-11471, Exhibits 4V through 4Y to Registration Statement No. 2-12334,
                     Exhibit 4Z to Registration Statement No. 2-13108, Exhibits 4X through 4Z and 4-AA to Registration Statement No.
                     2-22096,   Exhibit  4-A-2  to  Registration  Statement  No.
                     2-38951,   Exhibit  2-A-2  to  Registration  Statement  No.
                     2-42543,   Exhibit  2-A-2  to  Registration  Statement  No.
                     2-45708, Exhibit 2-D-26 to Registration Statement No. 2-51785, Exhibits 4Q, 4V, 4W, 4X, and 4-CC to Registration Statement No. 2-69791, Exhibit 4-DD to Registration No. 33-5949, Exhibit 4-EE to Registration Statement No.
                     33-13964,  and  Exhibits  4-FF  and  4-GG  to  Registration
                     Statement No. 33-51404, and incorporated herein by reference).

                 (c) Thirty-Second  Supplemental  Indenture dated as of December
                     1, 1992, between Sprint-Florida and Barnett Banks Trust Company, N.A. (filed as Exhibit 4 (i) to Sprint-Florida's 1992 Annual Report on Form 10-K and incorporated herein by reference).

                 (d) Thirty-Third  Supplemental  Indenture  dated  as of  May 1,
                     1993, between Sprint-Florida and Barnett Banks Trust Company, N.A. (filed as Exhibit 99 to Sprint-Florida Current Report on Form 8-K dated May 12, 1993, and incorporated herein by reference).

                 (e) Thirty-Fourth  Supplemental  Indenture  dated as of July 1,
                     1993, between Sprint-Florida and Barnett Banks Trust Company, N.A. (filed as Exhibit 99 to Sprint-Florida's Current Report on Form 8-K dated July 7, 1993, and incorporated herein by reference).

                 (f) Thirty-Fifth Supplemental Indenture dated as of January 15,
                     1995, between Sprint-Florida and The Bank of New York (filed as Exhibit 4(f) to Sprint-Florida's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

           (27)   Financial Data Schedules

                 (a)   December 31, 1997

                 (b)   September 30, 1997 Restated

                 (c)   June 30, 1997 Restated

                 (d)   March 31, 1997 Restated

                 (e)   December 31, 1996 Restated

                 (f)   September 30, 1996 Restated

                 (g)   June 30, 1996 Restated

                 (h)   March 31, 1996 Restated

                 (i)   December 31, 1995 Restated

Sprint-Florida will furnish to the Securities and Exchange Commission, upon request, copies of the following instruments defining the rights of holders of its long-term debt:

   (a) Indenture between Sprint-Florida (successor to Southeastern Telephone Company) and The First National Bank of Chicago, as Trustee, dated April 1, 1947, as amended by twenty-two supplemental indentures.

The obligations under this indenture were assumed by Sprint-Florida in the merger, effective December 31, 1996, between Central Telephone Company of Florida and Sprint-Florida. The total amount of securities authorized under this indenture does not exceed 10% of the total assets of Sprint-Florida.

   (b) Report on Form 8-K

       No reports on Form 8-K were filed during the three months ended December 31, 1997.


                                         SPRINT-FLORIDA, INCORPORATED
                           SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                   Years Ended December 31, 1997, 1996 and 1995



                                                                 Additions          Deductions
                                                               --------------     ---------------
                                                                                     Accounts
                                               Balance                             charged off       Balance end
                                              beginning         Charged to            net of           of year
                                               of year            expense          collections
----------------------------------------- -- ------------- --- -------------- --- --------------- -- -------------
                                                                      (in thousands)
1997
    Allowance for doubtful accounts       $      5,370     $       9,282      $       (9,137)     $      5,515
----------------------------------------- -- ------------- --- -------------- --- --------------- -- -------------

1996
    Allowance for doubtful accounts       $      4,252     $       8,464      $       (7,346)     $      5,370
----------------------------------------- -- ------------- --- -------------- --- --------------- -- -------------

1995
    Allowance for doubtful accounts       $      3,268     $       6,868      $       (5,884)     $      4,252
----------------------------------------- -- ------------- --- -------------- --- --------------- -- -------------


                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                            SPRINT-FLORIDA, INCORPORATED
                            ----------------------------------------------------
                            (Registrant)


                            By /s/ Michael B. Fuller
                            ----------------------------------------------------
                            Michael B. Fuller
                            President and Chief Executive Officer



Date:  March 23, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 1998.








                            /s/ Michael B. Fuller
                            ----------------------------------------------------
                            Michael B. Fuller
                            President and Chief Executive Officer and
                            Director


                            /s/Richard D. McRae
                            ----------------------------------------------------
                            Richard D. McRae
                            Vice President (Chief Financial Officer) and
                            Director


                            /s/John I. Lehman
                            ----------------------------------------------------
                            John I. Lehman
                            Controller (Chief Accounting Officer)


                            /s/Don A. Jensen
                            ----------------------------------------------------
                            Don A. Jensen
                            Director

                           EXHIBITS  INDEX

           Exhibit
           Number

           (3)   Articles of Incorporation and Bylaws:

                 (a) Articles of Incorporation as amended

                 (b) Bylaws as amended

           (4) Instruments defining the Rights of Security Holders:

                 (a) The rights of Sprint-Florida's  equity security holders are
                     defined  in  Articles  IV  and  VII  of  its   Articles  of
                     Incorporation. See Exhibit 3(a) above.

                 (b) Indenture  of  Mortgage  dated as of the 2nd day of January
                     1941, between Sprint-Florida (formerly United Telephone Company of Florida) and Sun First National Bank of Orlando, as Trustee, as supplemented by the First through Thirty-First Supplemental Indentures (filed as Exhibits 4J through 4U to Registration Statement No. 2-11471, Exhibits 4V through 4Y to Registration Statement No. 2-12334,
                     Exhibit 4Z to Registration Statement No. 2-13108, Exhibits 4X through 4Z and 4-AA to Registration Statement No.
                     2-22096,   Exhibit  4-A-2  to  Registration  Statement  No.
                     2-38951,   Exhibit  2-A-2  to  Registration  Statement  No.
                     2-42543,   Exhibit  2-A-2  to  Registration  Statement  No.
                     2-45708, Exhibit 2-D-26 to Registration Statement No. 2-51785, Exhibits 4Q, 4V, 4W, 4X, and 4-CC to Registration Statement No. 2-69791, Exhibit 4-DD to Registration No. 33-5949, Exhibit 4-EE to Registration Statement No.
                     33-13964,  and  Exhibits  4-FF  and  4-GG  to  Registration
                     Statement No. 33-51404, and incorporated herein by reference).

                 (c) Thirty-Second  Supplemental  Indenture dated as of December
                     1, 1992, between Sprint-Florida and Barnett Banks Trust Company, N.A. (filed as Exhibit 4 (i) to Sprint-Florida's 1992 Annual Report on Form 10-K and incorporated herein by reference).

                 (d) Thirty-Third  Supplemental  Indenture  dated  as of  May 1,
                     1993, between Sprint-Florida and Barnett Banks Trust Company, N.A. (filed as Exhibit 99 to Sprint-Florida Current Report on Form 8-K dated May 12, 1993, and incorporated herein by reference).

                 (e) Thirty-Fourth  Supplemental  Indenture  dated as of July 1,
                     1993, between Sprint-Florida and Barnett Banks Trust Company, N.A. (filed as Exhibit 99 to Sprint-Florida's Current Report on Form 8-K dated July 7, 1993, and incorporated herein by reference).

                 (f) Thirty-Fifth Supplemental Indenture dated as of January 15,
                     1995, between Sprint-Florida and The Bank of New York (filed as Exhibit 4(f) to Sprint-Florida's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

           (27)   Financial Data Schedules

                 (a)   December 31, 1997

                 (b)   September 30, 1997 Restated

                 (c)   June 30, 1997 Restated

                 (d)   March 31, 1997 Restated

                 (e)   December 31, 1996 Restated

                 (f)   September 30, 1996 Restated

                 (g)   June 30, 1996 Restated

                 (h)   March 31, 1996 Restated

                 (i)   December 31, 1995 Restated