Form 10-Q
period 1998-03-31
SPRINT FLORIDA INC
filed 1998-05-07
CIK 37664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1998
                               ----------------------------------


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

                                  (407)889-6000
                 (Registrant's telephone number, including area code)


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

There were 6,500,000 common shares outstanding at March 31, 1998, and at the date of filing this report.

                          SPRINT-FLORIDA, INCORPORATED
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX




Part I - Financial Information                                                                        Page Number
                                                                                                      -----------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                                              1

                  Consolidated Statements of Income and Retained Earnings                                  2

                  Consolidated Statements of Cash Flows                                                    3

                  Condensed Notes to Consolidated Financial Statements                                     4

         Item 2.  Management's Discussion and Analysis of Results of Operations                            5


Part II - Other Information

         Item 1.  Legal Proceedings                                                                        7

         Item 2.  Changes in Securities                                                                    7

         Item 3.  Defaults Upon Senior Securities                                                          7

         Item 4.  Submission of Matters to a Vote of Security Holders                                      7

         Item 5.  Other Information                                                                        7

         Item 6.  Exhibits and Reports on Form 8-K                                                         7


Signatures                                                                                                 8

Exhibits



                                                                                                            Item 1.
                                                                                                            PART I.

CONSOLIDATED BALANCE SHEETS                                                           Sprint-Florida, Incorporated
(in thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------
                                                                                March 31,           December 31,
                                                                                   1998                 1997
-------------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)

Assets
   Current assets
     Cash                                                                  $          4,466     $         25,470
     Accounts receivable
       Customers and other, net of allowance of $5,599 and $5,515                   137,248              149,317
       Interexchange carriers                                                        59,570               58,074
       Affiliated companies                                                          15,196               10,041
     Inventories                                                                     27,007               25,114
     Other                                                                            9,399                7,802
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                           252,886              275,818
-------------------------------------------------------------------------------------------------------------------

   Property, plant and equipment                                                  3,681,415            3,632,432
   Less accumulated depreciation                                                  2,064,124            2,028,184
-------------------------------------------------------------------------------------------------------------------
   Net property, plant and equipment                                              1,617,291            1,604,248
-------------------------------------------------------------------------------------------------------------------
   Deferred charges and other assets                                                 74,526               59,203
-------------------------------------------------------------------------------------------------------------------
Total                                                                      $      1,944,703     $      1,939,269
                                                                         ------------------------------------------

Liabilities and Shareholder's Equity
   Current liabilities
     Outstanding checks in excess of cash balances                         $         10,596     $         10,801
     Advances from parent                                                            93,001               38,999
     Accounts payable
       Vendors and other                                                             39,054               43,687
       Interexchange carriers                                                        33,598               26,663
       Affiliated companies                                                         224,288              220,354
     Advance billings and customer deposits                                          33,764               32,677
     Other                                                                           86,954               55,552
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      521,255              428,733
-------------------------------------------------------------------------------------------------------------------
   Long-term debt                                                                   339,760              455,011
-------------------------------------------------------------------------------------------------------------------
   Deferred credits and other liabilities
     Deferred income taxes and investment tax credits                               151,944              152,120
     Postretirement and other benefit obligations                                   100,958               83,332
     Other                                                                            9,211                9,252
-------------------------------------------------------------------------------------------------------------------
     Total deferred credits and other liabilities                                   262,113              244,704
-------------------------------------------------------------------------------------------------------------------
   Shareholder's equity
     Common stock, par value $2.50 per share, 16,000 shares authorized,
       6,500 shares issued and outstanding                                           16,250               16,250
     Capital in excess of par value                                                 229,298              229,298
     Retained earnings                                                              576,027              565,273
-------------------------------------------------------------------------------------------------------------------
   Total shareholder's equity                                                       821,575              810,821
-------------------------------------------------------------------------------------------------------------------
Total                                                                      $      1,944,703     $      1,939,269
                                                                         ------------------------------------------





                      See accompanying Condensed Notes to Consolidated Financial Statements.




                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS                              Sprint-Florida, Incorporated
(Unaudited)
(in thousands)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Three Months Ended March 31,                                                            1998             1997
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net Operating Revenues                                                           $     321,476    $     317,835

Operating Expenses
   Costs of services and products                                                      105,771           98,973
   Selling, general and administrative                                                  61,949           58,341
   Depreciation and amortization                                                        57,976           60,543
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating expenses                                                            225,696          217,857
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating Income                                                                        95,780           99,978

Interest expense                                                                       (11,399)         (10,181)
Other expense, net                                                                        (615)            (115)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Income before income taxes and
   extraordinary item                                                                   83,766           89,682
Income taxes                                                                           (32,175)         (34,413)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Income before extraordinary item                                                        51,591           55,269
Extraordinary item, net                                                                 (4,437)           -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net Income                                                                              47,154           55,269

Retained Earnings at Beginning of Period                                               565,273          555,490
------------------------------------------------------------------------------- --- ------------- -- -------------
                                                                                       612,427          610,759

Dividends declared                                                                     (36,400)         (31,850)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Retained Earnings at End of Period                                               $     576,027    $     578,909
                                                                                --- ------------- -- -------------

























                      See accompanying Condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                     Sprint-Florida, Incorporated
(in thousands)
-------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                            1998             1997
-------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                                        $      47,154    $      55,269
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                       57,976           60,543
     Deferred income taxes and investment tax credits                                        25            6,764
     Extraordinary item, net                                                             (1,664)            -
     Changes in assets and liabilities:
       Receivables, net                                                                   5,418           (2,146)
       Inventories and other current assets                                              (3,692)            (195)
       Accounts payable, accrued expenses and other current liabilities                  26,387           23,123
       Other assets and liabilities, net                                                  1,562            1,235
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               133,166          144,593
-------------------------------------------------------------------------------------------------------------------

Investing Activities
Capital expenditures                                                                    (68,825)         (77,390)
Other, net                                                                               (2,194)            (673)
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                   (71,019)         (78,063)
-------------------------------------------------------------------------------------------------------------------

Financing Activities
Increase (Decrease) in advances from parent                                              54,002          (31,222)
Sales of receivables, net                                                                15,000         (175,000)
Payments on long-term debt                                                             (115,753)            (715)
Dividends paid                                                                          (36,400)         (31,850)
-------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                   (83,151)        (238,787)
-------------------------------------------------------------------------------------------------------------------

Decrease in Cash and Equivalents                                                        (21,004)        (172,257)

Cash and Equivalents at Beginning of Period                                              25,470          185,938
-------------------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                                             $       4,466    $      13,681
                                                                                -----------------------------------


Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized                                $      15,973    $      15,383
                                                                                -----------------------------------
Cash paid (refunded) for income taxes                                             $        (349)   $       4,236
                                                                                -----------------------------------

















                      See accompanying Condensed Notes to Consolidated Financial Statements.

                                                                         PART I.
                                                                         Item 1.

CONDENSED NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)                    Sprint-Florida, Incorporated


The information in this Form 10-Q has been prepared according to the rules and regulations of the Securities and Exchange Commission. In management's opinion, these consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly Sprint-Florida, Incorporated's consolidated financial position, results of operations and cash flows.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles (GAAP) have been condensed or omitted. These consolidated financial statements should be read in connection with the Sprint-Florida, Incorporated 1997 annual report on Form 10-K. Operating results for first quarter 1998 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1998.

1.  Basis of Consolidation

The consolidated financial statements include the accounts of Sprint-Florida, Incorporated and its wholly-owned subsidiary (Sprint-Florida). All significant intercompany transactions have been eliminated. Sprint-Florida is, indirectly, a wholly-owned subsidiary of Sprint Corporation (Sprint); as a result, earnings per share information has been omitted.

The consolidated financial statements are prepared according to GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain   prior-year   amounts  have  been   reclassified   to  conform  to  the
current-period presentation. These reclassifications had no effect on the results of operations or shareholder's equity as previously reported.

2.  Repurchase of Accounts Receivable

In January 1998, Sprint-Florida repurchased $190 million of accounts receivable sold to an affiliated company in December 1997. Accordingly, the transaction was treated as a borrowing in the 1997 year-end financial statements.

                                                                         PART I
                                                                         Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS                               Sprint-Florida, Incorporated

General

Sprint-Florida, Incorporated, with its wholly-owned subsidiary, (Sprint-Florida) includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

        - the  effects  of  vigorous   competition  in  the  markets  in  which
          Sprint-Florida  operates;
        - the impact of any unusual items resulting from ongoing evaluations of Sprint-Florida's business strategies;
        - requirements imposed on Sprint-Florida or latitude allowed its competitors by the Federal Communications Commission (FCC) or the Florida Public Service Commission under the Telecommunications Act of 1996;
        - unexpected results of litigation filed against Sprint-Florida; and
        - the possibility of one or more of the markets in which Sprint-Florida competes being impacted by changes in political, economic or other factors such as legal and regulatory changes or other external factors over which Sprint-Florida has no control.

Results of Operations

                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                     Three Months Ended
                                                         March 31,                            Variance
                                             ----------------------------------     ------------------------------
                                                      1998             1997             Dollar            %
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------
                                                                        (in thousands)
Net Operating Revenues
    Local service                            $       146,816   $      134,532   $       12,284           9.1 %
    Network access                                   132,647          132,340              307           0.2 %
    Toll service                                       7,691           11,239           (3,548)        (31.6)%
    Other                                             34,322           39,724           (5,402)        (13.6)%
-------------------------------------------- --- ------------- -- ------------- --- -------------
Net operating revenues                               321,476          317,835            3,641           1.1 %
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating Expenses
    Costs of services and products                   105,771           98,973            6,798           6.9 %
    Selling, general and administrative               61,949           58,341            3,608           6.2 %
    Depreciation and amortization                     57,976           60,543           (2,567)         (4.2)%
-------------------------------------------- --- ------------- -- ------------- --- -------------
Total operating expenses                             225,696          217,857            7,839           3.6 %
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating Income                             $        95,780   $       99,978   $       (4,198)         (4.2)%
                                             --- ------------- -- ------------- --- -------------

Operating Margin                                        29.8%            31.5%
                                             --- ------------- -- -------------


Net Operating Revenues

Net operating revenues increased 1% in first quarter 1998 compared with the same period a year ago. This increase was mainly due to customer access line growth of 6.6% during the past 12 months, offset by declines in toll service and other revenues.

Local service revenues, derived from local exchange services, increased 9% in first quarter 1998 from the same 1997 period. This increase reflects strong economic growth in the service areas and increases in second-line service for residential customers to meet their lifestyle and data access needs. Local service revenues also increased because of continued demand for network-based services such as Caller ID and Call Waiting as well as an increase in wiring maintenance agreements.

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, remained flat for the first quarter 1998 compared with the same 1997 period. The 1998 first quarter revenues reflect a 9% growth in access minutes of use, offset by FCC-mandated access rate reductions.

Toll service revenues are mainly derived from providing long distance services within specified regional calling areas, or local access transport areas (LATAs). First quarter toll service revenues for 1998 declined 32% compared with the same 1997 period. The decrease reflects extended local calling areas and increased competition in the intrastate long distance market.

Other revenues are mainly derived from telecommunications equipment sales, directory sales and listing services, and billing and collection services. During the 1998 first quarter these revenues decreased 14% compared with the same 1997 period. This decrease mainly reflects a July 1997 change in transfer pricing for certain transactions between Sprint-Florida and Sprint's product distribution and directory publishing division to more accurately reflect market pricing.

Operating Expenses

Costs of services and products consists of costs related to operating and maintaining the local network and costs of equipment sales. These expenses increased 7% in first quarter 1998 compared with the same period a year ago because of customer access line growth and increased equipment sales. Costs of services and products was 32.9% of net operating revenues in the 1998 first quarter and 31.1% for the same period a year ago.

Selling, general and administrative (SG&A) expense increased 6% in first quarter 1998 compared with the same 1997 period. This increase was mainly due to increased customer service costs related to access line growth. SG&A expense was 19.3% of net operating revenues in the first quarter 1998 and 18.4% for the same period a year ago.

Depreciation and amortization expense decreased 4% in first quarter 1998 period compared with the same period a year ago. This decrease reflects new
depreciation  rates  that  align  expense   recognition  with  plans  for  plant
replacement. This decline was partly offset by an increase in plant additions. Depreciation and amortization expense was 18.0% of net operating revenues in the first quarter 1998 and 19.0% for the same period a year ago.

Extraordinary Item

In 1998, Sprint-Florida redeemed, prior to maturity, $115 million of debt with a 9.25% interest rate. This resulted in a $4 million after-tax loss.

                                                                        PART II.
                                                               Other Information



Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended March 31, 1998.


Item 2.  Changes in Securities

         Omitted under the provisions of General Instruction H.


Item 3.  Defaults Upon Senior Securities

         Omitted under the provisions of General Instruction H.


Item 4.  Submission of Matters to a Vote of Security Holders

         Omitted under the provisions of General Instruction H.


Item 5.  Other Information

         There were no reportable events during the quarter ended March 31, 1998.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report:

              (27)   Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                 SIGNATURES




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






                                      SPRINT-FLORIDA, INCORPORATED
                                      (Registrant)


                               By     /s/ John I. Lehman
                                      John I. Lehman
                                      Controller & Chief Accounting Officer



                               By     /s/ Douglas B. Lynn
                                      Douglas B. Lynn
                                      Assistant Vice President



Date:    May 7, 1998

                                EXHIBIT INDEX



EXHIBIT
NUMBER

   (27)    Financial Data Schedule