Form 10-Q
period 1998-06-30
SPRINT FLORIDA INC
filed 1998-08-11
CIK 37664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               ----------------------------------


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

                     P. O. Box 11315, Kansas City, Missouri 64112
                      (Address of principal executive offices)

                                     (913)624-3000
                (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

There were 6,500,000 common shares outstanding at June 30, 1998, and at the date of filing this report.

                          SPRINT-FLORIDA, INCORPORATED
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX




Part I - Financial Information                                                                         Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                                              1

                  Consolidated Statements of Income and Retained Earnings                                  2

                  Consolidated Statements of Cash Flows                                                    3

                  Condensed Notes to Consolidated Financial Statements                                     4

         Item 2.  Management's Discussion and Analysis of Results of Operations                            5

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               8

Part II - Other Information

         Item 1.  Legal Proceedings                                                                        9

         Item 2.  Changes in Securities                                                                    9

         Item 3.  Defaults Upon Senior Securities                                                          9

         Item 4.  Submission of Matters to a Vote of Security Holders                                      9

         Item 5.  Other Information                                                                        9

         Item 6.  Exhibits and Reports on Form 8-K                                                         9


Signatures                                                                                                10

Exhibits

                                                                                                            Item 1.
                                                                                                            PART I.

CONSOLIDATED BALANCE SHEETS                                                           Sprint-Florida, Incorporated
(in thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,           December 31,
                                                                                   1998                 1997
-------------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)

Assets
   Current assets
     Cash                                                                  $            367     $         25,470
     Accounts receivable
       Customers and other, net of allowance for doubtful accounts of
         $5,461 and $5,515                                                          149,228              149,317
       Interexchange carriers                                                        56,728               58,074
       Affiliated companies                                                           9,419               10,041
     Inventories                                                                     24,605               25,114
     Other                                                                            1,794                7,802
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                           242,141              275,818
-------------------------------------------------------------------------------------------------------------------

   Property, plant and equipment                                                  3,758,510            3,632,432
   Less accumulated depreciation                                                  2,105,935            2,028,184
-------------------------------------------------------------------------------------------------------------------
   Net property, plant and equipment                                              1,652,575            1,604,248
-------------------------------------------------------------------------------------------------------------------
   Deferred charges and other assets                                                 76,625               59,203
-------------------------------------------------------------------------------------------------------------------
Total                                                                      $      1,971,341     $      1,939,269
                                                                         ------------------------------------------

Liabilities and Shareholder's Equity
   Current liabilities
     Outstanding checks in excess of cash balances                         $         20,628     $         10,801
     Advances from parent                                                           123,159               38,999
     Current maturities of long-term debt                                               207                  304
     Accounts payable
       Vendors and other                                                             41,268               43,687
       Interexchange carriers                                                        28,938               26,663
       Affiliated companies                                                         217,666              220,354
     Advance billings and customer deposits                                          35,084               32,677
     Other                                                                           56,878               55,248
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      523,828              428,733
-------------------------------------------------------------------------------------------------------------------
   Long-term debt                                                                   340,435              455,011
-------------------------------------------------------------------------------------------------------------------
   Deferred credits and other liabilities
     Deferred income taxes and investment tax credits                               153,463              152,120
     Postretirement and other benefit obligations                                   104,742               83,332
     Other                                                                            9,572                9,252
-------------------------------------------------------------------------------------------------------------------
     Total deferred credits and other liabilities                                   267,777              244,704
-------------------------------------------------------------------------------------------------------------------
   Shareholder's equity
     Common stock, par value $2.50 per share, 16,000 shares authorized,
       6,500 shares issued and outstanding                                           16,250               16,250
     Capital in excess of par value                                                 229,298              229,298
     Retained earnings                                                              593,753              565,273
-------------------------------------------------------------------------------------------------------------------
   Total shareholder's equity                                                       839,301              810,821
-------------------------------------------------------------------------------------------------------------------
Total                                                                      $      1,971,341     $      1,939,269
                                                                         ------------------------------------------



                      See accompanying Condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS                              Sprint-Florida, Incorporated
(Unaudited)
(in thousands)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                       Quarter Ended                      Year-to-Date
                                                         June 30,                           June 30,
                                             ---------------------------------- ----------------------------------
                                                     1998             1997              1998             1997
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net Operating Revenues                        $    322,558     $     313,024      $    644,034    $     630,859

Operating Expenses
   Costs of services and products                  102,051           100,095           207,822          199,068
   Selling, general and administrative              61,439            58,975           123,388          117,316
   Depreciation and amortization                    59,158            61,110           117,134          121,653
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
   Total operating expenses                        222,648           220,180           448,344          438,037
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating Income                                    99,910            92,844           195,690          192,822

Interest expense                                   (10,991)          (10,866)          (22,390)         (21,047)
Other expense, net                                  (1,463)             (309)           (2,078)            (424)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Income before income taxes and
   extraordinary item                               87,456            81,669           171,222          171,351
Income taxes                                       (33,655)          (31,236)          (65,830)         (65,649)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Income before extraordinary item                    53,801            50,433           105,392          105,702
Extraordinary item, net                               -                 -               (4,437)            -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net Income                                    $     53,801     $      50,433           100,955          105,702
                                             --- ------------- -- -------------

Retained Earnings at Beginning of Period
                                                                                       565,273          555,490
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------


Dividends declared                                                                     (72,475)         (77,025)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Retained Earnings at End of Period                                               $     593,753    $     584,167
                                                                                --- ------------- -- -------------





















                      See accompanying Condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                     Sprint-Florida, Incorporated
(in thousands)
-------------------------------------------------------------------------------------------------------------------
Year-to-date June 30,                                                                   1998             1997
-------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                                        $     100,955    $     105,702
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                      117,134          121,653
     Deferred income taxes and investment tax credits                                     8,849            3,258
     Extraordinary item, net                                                             (1,664)            -
     Changes in assets and liabilities:
       Receivables, net                                                                   2,057           (7,025)
       Inventories and other current assets                                                 407           (1,921)
       Accounts payable, accrued expenses and other current liabilities                  (2,582)          11,587
       Other assets and liabilities, net                                                  4,270           (3,388)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               229,426          229,866
-------------------------------------------------------------------------------------------------------------------

Investing Activities
Capital expenditures                                                                   (161,550)        (152,280)
Other, net                                                                               (3,911)          (2,447)
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                  (165,461)        (154,727)
-------------------------------------------------------------------------------------------------------------------

Financing Activities
Increase (Decrease) in advances from parent                                              84,160           (7,871)
Sales of receivables, net                                                                15,000         (175,000)
Payments on long-term debt                                                             (115,753)          (1,181)
Dividends paid                                                                          (72,475)         (77,025)
-------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                   (89,068)        (261,077)
-------------------------------------------------------------------------------------------------------------------

Decrease in Cash and Equivalents                                                        (25,103)        (185,938)

Cash and Equivalents at Beginning of Period                                              25,470          185,938
-------------------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                                             $         367    $        -
                                                                                -----------------------------------


Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized                                $      24,733    $      21,019
                                                                                -----------------------------------
Cash paid for income taxes                                                        $      50,899    $      60,260
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

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles (GAAP) have been condensed or omitted. These consolidated financial statements should be read in connection with the Sprint-Florida, Incorporated 1997 annual report on Form 10-K. Operating results for the 1998 year-to-date period are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1998.

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

                                                                         PART I
                                                                         Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS                               Sprint-Florida, Incorporated

General

Sprint-Florida, Incorporated, with its wholly-owned subsidiary, (Sprint-Florida) includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

         - the effects of vigorous competition in the markets in which Sprint-Florida operates;
         - the impact of any unusual items resulting from ongoing evaluations of Sprint-Florida's business strategies;
         - requirements imposed on Sprint-Florida or latitude allowed its competitors by the Federal Communications Commission (FCC) or the Florida Public Service Commission under the Telecommunications Act of 1996;
         - unexpected results of litigation filed against Sprint-Florida;
         - the impact of the Year 2000 issue and any related noncompliance; and
         - the possibility of one or more of the markets in which Sprint-Florida competes being impacted by changes in political, economic or other factors such as legal and regulatory changes or other external factors over which Sprint-Florida has no control.

The words "estimate", "project", "intend", "expect", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout Management's Discussion and Analysis of Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Sprint-Florida undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Moreover, Sprint-Florida, through senior management, may from time to time make forward-looking statements about the matters described herein or other matters concerning Sprint-Florida.



Results of Operations

                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Year-to-Date
                                                         June 30,                             Variance
                                             ----------------------------------     ------------------------------
                                                     1998             1997             Dollar            %
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------
                                                                        (in thousands)
Net Operating Revenues
    Local service                            $       296,784   $     271,546    $       25,238           9.3%
    Network access                                   259,249         254,757             4,492           1.8%
    Toll service                                      15,039          22,566            (7,527)        (33.4)%
    Other                                             72,962          81,990            (9,028)        (11.0)%
-------------------------------------------- --- ------------- -- ------------- --- -------------
Net operating revenues                               644,034         630,859            13,175           2.1%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating Expenses
    Costs of services and products                   207,822         199,068             8,754           4.4%
    Selling, general and administrative              123,388         117,316             6,072           5.2%
    Depreciation and amortization                    117,134         121,653            (4,519)         (3.7)%
-------------------------------------------- --- ------------- -- ------------- --- -------------
Total operating expenses                             448,344         438,037            10,307           2.4%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating Income                             $       195,690   $     192,822    $        2,868           1.5%
                                             --- ------------- -- ------------- --- -------------

Operating Margin                                        30.4%           30.6%
                                             --- ------------- -- -------------


Net Operating Revenues

Net operating revenues increased 2% in the 1998 year-to-date period compared with the same 1997 period. This increase reflects customer access line growth of 6.6% during the past 12 months, offset by decreases in toll service and other revenues.

Local service revenues, derived from local exchange services, increased 9% in the 1998 year-to-date period from the same 1997 period. Local service revenues increased because of continued demand for network-based services such as Caller ID and Call Waiting. This increase also reflects increased sales of private line services and maintenance of customer wiring and equipment.

Network access revenues, derived from interexchange long distance carriers' use of the local network to complete calls, increased 2% for the 1998 year-to-date period compared with the same 1997 period. The 1998 year-to-date revenues reflect an 8% increase in minutes of use, partly offset by FCC-mandated access rate reductions.

Toll service revenues are mainly derived from providing long distance services within specified regional calling areas that are beyond the local calling area. Year-to-date 1998 toll service revenues declined 33% compared with the same 1997 period. This decrease was mainly due to extended local calling areas and increased competition in the intrastate long distance market. These losses were, in part, offset by increases in the division's local service revenues and network access revenues. In addition, Sprint's long distance division has acquired some of the customer base to help mitigate the erosion of these revenues.

Other revenues include telecommunications equipment sales, directory sales and listing services, and billing and collection services. During the 1998 year-to-date period, other revenues decreased 11% compared with the same 1997 period. This decrease mainly reflects a July 1997 change in transfer pricing for certain transactions between Sprint-Florida and Sprint's product distribution and directory publishing division to more accurately reflect market pricing. This decrease was partly offset by increased equipment sales.

Operating Expenses

Costs of services and products consists of costs related to operating and maintaining the local network and costs of equipment sales. These expenses increased 4% in the 1998 year-to-date period compared with the same period a year ago. This reflects continued cost control, while still supporting customer access line growth and increased equipment sales. Costs of services and products was 32.3% of net operating revenues in the 1998 year-to-date period and 31.6% for the same period a year ago.

Selling, general and administrative (SG&A) expense increased 5% in the 1998 year-to-date period compared with the same 1997 period. This increase was mainly due to increased customer service costs related to access line growth and marketing costs to promote new products and services. SG&A expense was 19.1% of net operating revenues for the 1998 year-to-date period and 18.6% for the same period a year ago.

Depreciation and amortization expense decreased 4% in the 1998 year-to-date period compared with the same 1997 period. This decrease reflects lower depreciation rates resulting from longer asset lives, partly offset by an increase in plant additions. Depreciation and amortization expense was 18.2% of net operating revenues in the 1998 year-to-date period and 19.2% for the same period a year ago.

Extraordinary Item

In the 1998 first quarter, Sprint-Florida redeemed, prior to maturity, $115 million of debt with a 9.25% interest rate. This resulted in a $4 million after-tax loss.

                                                                         PART I
                                                                         Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK                                  Sprint-Florida, Incorporated

Omitted under the provisions of General Instruction H.

                                                                        PART II.
                                                               Other Information



Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended June 30, 1998.


Item 2.  Changes in Securities

         Omitted under the provisions of General Instruction H.


Item 3.  Defaults Upon Senior Securities

         Omitted under the provisions of General Instruction H.


Item 4.  Submission of Matters to a Vote of Security Holders

         Omitted under the provisions of General Instruction H.


Item 5.  Other Information

         There were no reportable events during the quarter ended June 30, 1998.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (27)   Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SPRINT-FLORIDA, INCORPORATED
                                    --------------------------------------------
                                    (Registrant)



                                     By /s/ John I. Lehman
                                    --------------------------------------------
                                     John I. Lehman
                                     Controller & Chief Accounting Officer


                                     By /s/ Douglas B. Lynn
                                    --------------------------------------------
                                     Douglas B. Lynn
                                     Assistant Vice President



Date:    August 11, 1998

                                     EXHIBIT INDEX



EXHIBIT
NUMBER

   (27)    Financial Data Schedule