Form 10-Q
period 1998-09-30
SPRINT FLORIDA INC
filed 1998-11-13
CIK 37664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 1998
                               ------------------------------------


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

                   P.O. Box 11315, Kansas City, Missouri 64112
                    (Address of principal executive offices)

                                    (913)624-3000
              (Registrant's telephone number, including area code)

           P.O. Box 165000, Altamonte Springs, Florida 32716-5000
--------------------------------------------------------------------------------
     (Former name,former address and former fiscal year,if changed since last report)

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

There were 6,500,000 common shares outstanding at September 30, 1998.

                          SPRINT-FLORIDA, INCORPORATED
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

Exhibits




                                                                                                            Item 1.
                                                                                                            PART I.

CONSOLIDATED BALANCE SHEETS                                                           Sprint-Florida, Incorporated
(in thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------
                                                                              September 30,         December 31,
                                                                                   1998                 1997
-------------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)

Assets
   Current assets
     Cash                                                                  $            447     $         25,470
     Accounts receivable
       Customers and other, net of allowance for doubtful accounts of
         $4,375 and $5,515                                                          149,272              149,317
       Interexchange carriers                                                        56,995               58,074
       Affiliated companies                                                          11,980               10,041
     Inventories                                                                     24,424               25,114
     Other                                                                               98                7,802
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                           243,216              275,818
-------------------------------------------------------------------------------------------------------------------

   Property, plant and equipment                                                  3,817,038            3,632,432
   Less accumulated depreciation                                                  2,134,760            2,028,184
-------------------------------------------------------------------------------------------------------------------
   Net property, plant and equipment                                              1,682,278            1,604,248
-------------------------------------------------------------------------------------------------------------------
   Deferred charges and other assets                                                 84,620               59,203
-------------------------------------------------------------------------------------------------------------------
Total                                                                      $      2,010,114     $      1,939,269
                                                                         ------------------------------------------

Liabilities and Shareholder's Equity
   Current liabilities
     Outstanding checks in excess of cash balances                         $          2,032     $         10,801
     Advances from parent                                                           304,323               38,999
     Current maturities of long-term debt                                               200                  304
     Accounts payable
       Vendors and other                                                             55,513               43,687
       Interexchange carriers                                                        29,795               26,663
       Affiliated companies                                                          42,398              220,354
     Advance billings                                                                29,824               26,636
     Other                                                                           66,401               61,289
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                      530,486              428,733
-------------------------------------------------------------------------------------------------------------------
   Long-term debt                                                                   340,533              455,011
-------------------------------------------------------------------------------------------------------------------
   Deferred credits and other liabilities
     Deferred income taxes and investment tax credits                               158,185              152,120
     Postretirement and other benefit obligations                                   107,723               83,332
     Other                                                                           12,599                9,252
-------------------------------------------------------------------------------------------------------------------
     Total deferred credits and other liabilities                                   278,507              244,704
-------------------------------------------------------------------------------------------------------------------
   Shareholder's equity
     Common stock, par value $2.50 per share, 16,000 shares authorized,
       6,500 shares issued and outstanding                                           16,250               16,250
     Capital in excess of par value                                                 229,298              229,298
     Retained earnings                                                              615,040              565,273
-------------------------------------------------------------------------------------------------------------------
   Total shareholder's equity                                                       860,588              810,821
-------------------------------------------------------------------------------------------------------------------
Total                                                                      $      2,010,114     $      1,939,269
                                                                         ------------------------------------------



                      See accompanying Condensed Notes to Consolidated Financial Statements.



                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS                              Sprint-Florida, Incorporated
(Unaudited)
(in thousands)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
                                                       Quarter Ended                      Year-to-Date
                                                       September 30,                      September 30,
                                             ---------------------------------- ----------------------------------
                                                     1998             1997              1998             1997
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net Operating Revenues                        $    323,672     $     300,692      $    967,706    $     940,492

Operating Expenses
   Costs of services and products                  110,921           113,238           318,743          312,306
   Selling, general and administrative              64,167            61,926           187,555          179,242
   Depreciation and amortization                    60,303            61,568           177,437          183,221
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

   Total operating expenses                        235,391           236,732           683,735          674,769
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Operating Income                                    88,281            63,960           283,971          265,723

Interest expense                                    (9,751)          (11,154)          (32,141)         (32,201)
Other expense, net                                  (1,033)             (260)           (3,111)            (684)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------
Income before income taxes and
   extraordinary item                               77,497            52,546           248,719          232,838
Income taxes                                       (29,637)          (19,603)          (95,467)         (94,193)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Income before extraordinary item                    47,860            32,943           153,252          138,645
Extraordinary item, net                               -                 -               (4,437)            -
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Net Income                                    $     47,860     $      32,943           148,815          138,645
                                             --- ------------- -- -------------


Retained Earnings at Beginning of Period                                               565,273          555,490

Dividends declared                                                                     (99,048)        (127,075)
-------------------------------------------- --- ------------- -- ------------- --- ------------- -- -------------

Retained Earnings at End of Period                                               $     615,040    $     567,060
                                                                                --- ------------- -- -------------


















                      See accompanying Condensed Notes to Consolidated Financial Statements.


                                                                                                            PART I.
                                                                                                            Item 1.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)                                     Sprint-Florida, Incorporated
(in thousands)
-------------------------------------------------------------------------------------------------------------------
Year-to-date September 30,                                                              1998             1997
-------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                                        $     148,815    $     138,645
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                      177,437          183,221
     Deferred income taxes and investment tax credits                                    12,837             (218)
     Extraordinary item, net                                                             (1,664)            -
     Changes in assets and liabilities:
       Receivables, net                                                                    (815)         (22,829)
       Inventories and other current assets                                               2,284            1,797
       Accounts payable, accrued expenses and other current liabilities                  28,075           22,740
       Other assets and liabilities, net                                                  2,199          (10,125)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               369,168          313,231
-------------------------------------------------------------------------------------------------------------------

Investing Activities
Capital expenditures                                                                   (254,482)        (223,962)
Other, net                                                                                 (985)          (3,718)
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                  (255,467)        (227,680)
-------------------------------------------------------------------------------------------------------------------

Financing Activities
Increase in advances from parent                                                        265,324           32,634
Sales of receivables                                                                   (190,000)        (175,000)
Payments on long-term debt                                                             (115,000)            -
Dividends paid                                                                          (99,048)        (127,075)
-------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                  (138,724)        (269,441)
-------------------------------------------------------------------------------------------------------------------

Decrease in Cash and Equivalents                                                        (25,023)        (183,890)

Cash and Equivalents at Beginning of Period                                              25,470          185,938
-------------------------------------------------------------------------------------------------------------------

Cash and Equivalents at End of Period                                             $         447    $       2,048
                                                                                -----------------------------------


Supplemental Cash Flow Information
Cash paid for interest, net of amounts capitalized                                $      37,497    $      36,640
                                                                                -----------------------------------
Cash paid for income taxes                                                        $      78,468    $      97,576
                                                                                -----------------------------------










                      See accompanying Condensed Notes to Consolidated Financial Statements.

                                                                       PART I.
                                                                       Item 1.

CONDENSED NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)                    Sprint-Florida, Incorporated






The information in this Form 10-Q has been prepared according to Securities and Exchange Commission rules and regulations. In our opinion, the consolidated interim financial statements reflect all adjustments (consisting only of normal recurring accruals) needed to fairly present Sprint-Florida, Incorporated's consolidated financial position, results of operations and cash flows.

Certain information and footnote disclosures normally included in consolidated financial statements prepared according to generally accepted accounting principles (GAAP) have been condensed or omitted. As a result, you should read these financial statements along with Sprint-Florida, Incorporated's 1997 Annual Report on Form 10-K. Operating results for the 1998 year-to-date period do not necessarily represent the results that may be expected for the year ending December 31, 1998.

--------------------------------------------------------------------------------
1.  Basis of Consolidation
--------------------------------------------------------------------------------

The consolidated financial statements include the accounts of Sprint-Florida, Incorporated and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated. Sprint-Florida is, indirectly, a wholly-owned subsidiary of Sprint Corporation; as a result, earnings per share information has been omitted.

The consolidated financial statements are prepared based on GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain   prior-year   amounts  have  been   reclassified   to  conform  to  the
current-period presentation. These reclassifications had no effect on the results of operations or shareholder's equity as previously reported.


--------------------------------------------------------------------------------
2.  Repurchase of Accounts Receivable
--------------------------------------------------------------------------------

In January 1998, Sprint-Florida repurchased $190 million of accounts receivable sold to an affiliate in December 1997. As a result, the transaction was treated as a borrowing in the 1997 year-end financial statements.

                                                                        PART I
                                                                        Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS                          Sprint-Florida, Incorporated

--------------------------------------------------------------------------------
General
--------------------------------------------------------------------------------
Sprint-Florida, Incorporated, with its wholly-owned subsidiary, includes certain estimates, projections and other forward-looking statements in its reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include:

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


The words "estimate", "project", "intend", "expect", "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout Management's Discussion and Analysis of Results of Operations. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this document. Sprint-Florida undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Moreover, we may from time to time make forward-looking statements about the matters described in this document or other matters concerning Sprint-Florida.

--------------------------------------------------------------------------------
Regulatory Developments
--------------------------------------------------------------------------------

In September 1998, the U.S. Court of Appeals voted to uphold the provisions of the Telecom Act line-of-business restrictions on the Regional Bell Operating Companies (RBOCs). Previously, a federal district court in Wichita Fall, Texas, ruled that these restrictions unlawfully singled out the RBOCs for punishment. Certain of the RBOCs have filed a petition asking the U.S. Supreme Court to consider whether the restrictions violate the U.S. Constitution.


-------------------------------------------------------------------------------------------------------------------
Results of Operations
-------------------------------------------------------------------------------------------------------------------

                                                                  Selected Operating Results
                                             ---------------------------------------------------------------------
                                                       Year-to-Date
                                                       September 30,                          Variance
                                             ----------------------------------     ------------------------------
                                                     1998             1997               $               %
-------------------------------------------- --- ------------- -- ------------- --- ------------- ----------------
                                                                        (in thousands)
Net Operating Revenues
    Local service                            $       451,573   $     411,267    $       40,306           9.8%
    Network access                                   379,362         370,632             8,730           2.4%
    Toll service                                      22,450          32,154            (9,704)        (30.2)%
    Other                                            114,321         126,439           (12,118)         (9.6)%
-------------------------------------------- --- ------------- -- ------------- --- -------------
Net operating revenues                               967,706         940,492            27,214           2.9%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating Expenses
    Costs of services and products                   318,743         312,306             6,437           2.1%
    Selling, general and administrative              187,555         179,242             8,313           4.6%
    Depreciation and amortization                    177,437         183,221            (5,784)         (3.2)%
-------------------------------------------- --- ------------- -- ------------- --- -------------
Total operating expenses                             683,735         674,769             8,966           1.3%
-------------------------------------------- --- ------------- -- ------------- --- -------------

Operating Income                             $       283,971   $     265,723    $       18,248           6.9%
                                             --- ------------- -- ------------- --- -------------

Operating Margin                                      29.3%           28.3%
                                             --- ------------- -- -------------






Net Operating Revenues

Net operating revenues increased 3% in the 1998 year-to-date period from the same 1997 period. This increase mainly reflects customer access line growth of 6.4% during the past 12 months, offset by decreases in toll service and other revenues.

Local service revenues, derived from local exchange services, increased 10% in the 1998 year-to-date period from the same 1997 period. Local service revenues increased because of access line growth and continued demand for network-based services. This increase also reflects increased sales of private line services and maintenance of customer wiring and equipment.

Network access revenues, derived from long distance companies using Sprint-Florida's local network to complete calls, increased 2% for the 1998 year-to-date period from the same 1997 period. These revenues reflect a 9%
increase in minutes of use, partly offset by FCC-mandated access rate reductions. Access rate reductions impacting the periods reported took effect in July 1997 and January and July 1998.

Toll service revenues are mainly derived from providing long distance services within specified regional calling areas that are beyond the local calling area. These revenues decreased 30% in the 1998 year-to-date period from the same 1997 period, reflecting extended local calling areas and increased competition in the intrastate long distance market. These losses were, in part, offset by increases in the local service revenues since local calling areas have been expanded and by increases in network access revenues paid by competitors.

Other revenues include telecommunications equipment sales, directory sales and listing services, and billing and collection services. Other revenues decreased 10% in the 1998 year-to-date period from the same 1997 period. This decrease mainly reflects a July 1997 change in transfer pricing for certain transactions between Sprint-Florida and Sprint's product distribution and directory publishing division to more accurately reflect market pricing. This decrease was partly offset by increased equipment sales.

Operating Expenses

Costs of services and products includes costs to operate and maintain the local network and costs of equipment sales. These expenses increased 2% in the 1998 year-to-date period from the same period a year ago. This reflects continued cost control, while still supporting customer access line growth and increased equipment sales. Costs of services and products for 1998 also includes costs related to Sprint-Florida's efforts to achieve Year 2000 compliance for its telecommunications network and operating systems. Costs of services and products was 32.9% of net operating revenues in the 1998 year-to-date period versus 33.2% for the same period a year ago.

Selling, general and administrative (SG&A) expense increased 5% in the 1998 year-to-date period from the same 1997 period. This increase was mainly due to increased customer service costs related to access line growth and marketing costs to promote new products and services. SG&A for 1998 also includes costs related to Sprint-Florida's efforts to achieve Year 2000 compliance for computer systems and other items such as billing, customer service, and other administrative systems. SG&A expense was 19.4% of net operating revenues for the 1998 year-to-date period versus 19.1% for the same period a year ago.

Depreciation and amortization expense decreased 3% in the 1998 year-to-date period from the same 1997 period. This decrease reflects lower depreciation rates resulting from longer asset lives, partly offset by an increase in capital expenditures. Depreciation and amortization expense was 18.4% of net operating revenues in the 1998 year-to-date period versus 19.4% for the same period a year ago.

Extraordinary Item

In the 1998 first quarter, Sprint-Florida redeemed, prior to maturity, $115 million of debt with a 9.25% interest rate. This resulted in a $4 million after-tax loss.



--------------------------------------------------------------------------------
Year 2000 Issue
--------------------------------------------------------------------------------

The "Year 2000" issue affects Sprint Corporation's, which includes Sprint-Florida, installed computer systems, network elements, software applications, and other business systems that have time-sensitive programs that may not properly reflect or recognize the year 2000. Because many computers and computer applications define dates by the last two digits of the year, "00" may not be properly identified as the year 2000. This error could result in miscalculations or system errors. The Year 2000 issue may also affect the systems and applications of Sprint's customers, vendors or resellers.

Sprint started a program in 1996 to identify and address the Year 2000 issue. It has completed an inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems. Sprint expects to substantially complete the renovation of these computer systems, software applications and the majority of the network elements and other business systems by year-end 1998. Year 2000 testing commenced in the third quarter of 1998 and will be completed during 1999. Sprint is using both internal and external sources to identify, correct or reprogram, and test its systems for Year 2000 compliance. Sprint is also contacting others with whom it conducts business to receive the appropriate warranties and assurances that those third parties are or will be Year 2000 compliant.

Sprint expects to incur approximately $250 million in 1998 and 1999 to complete its Year 2000 compliance program. These estimates include costs for Sprint and all of its subsidiaries. If compliance is not achieved in a timely manner by Sprint or any significant related third party, the Year 2000 issue could have a material adverse effect on the operations of Sprint and its subsidiaries. Sprint is focusing on identifying and addressing all aspects of its operations that may be affected by the Year 2000 issue and is addressing the most critical applications first. Although Sprint intends to develop and, if necessary, implement appropriate contingency plans to mitigate to the extent possible the effects of any significant Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be higher than $250 million.

                                                                         PART I
                                                                         Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK                                  Sprint-Florida, Incorporated

Omitted under the provisions of General Instruction H.

                                                                        PART II.
                                                              Other Information



Item 1.  Legal Proceedings

         There were no reportable events during the quarter ended September 30, 1998.


Item 2.  Changes in Securities

         Omitted under the provisions of General Instruction H.


Item 3.  Defaults Upon Senior Securities

         Omitted under the provisions of General Instruction H.


Item 4.  Submission of Matters to a Vote of Security Holders

         Omitted under the provisions of General Instruction H.


Item 5.  Other Information

         There were no reportable events during the quarter ended September 30, 1998.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (27)   Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SPRINT-FLORIDA, INCORPORATED
                                ------------------------------------------------
                                (Registrant)



                                By /s/ John I. Lehman
                                ------------------------------------------------
                                John I. Lehman
                                Controller & Chief Accounting Officer


                                By /s/ Douglas B. Lynn
                                ------------------------------------------------
                                Douglas B. Lynn
                                Assistant Vice President



Date:    November 13, 1998

                                  EXHIBIT INDEX



EXHIBIT
NUMBER

   (27)    Financial Data Schedule